Form 10-K405
period 1995-03-31
TSI INC /MN/
filed 1995-06-28
CIK 100063

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1995.
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

Commission File Number 0-2958.

                                TSI INCORPORATED
             (Exact name of registrant as specified in its charter)

          Minnesota                                   41-0843524
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

500 Cardigan Road, Shoreview, Minnesota    55126
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (612) 483-0900 Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

         National Association of Securities Dealers
         Automated  Quotations System (NASDAQ)    Common Stock, $10 par value
         (Name of each exchange on which registered)  (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of registrant as of June 1, 1995: $37,174,576.

Number of shares outstanding as of June 1, 1995: 5,218,033 shares of Common Stock, $.10 par value.

Documents incorporated by reference: See Index of Exhibits, Financial Statement Schedules and Reports on Form 8-K, located at pages 19 and F-1 of this report.

Total number of pages including cover - 31

PART I

Item 1. BUSINESS

Development of the Business

     The Company was founded in 1961 as a manufacturer of scientific measuring instruments for research applications. In 1968, the Company went public under the name Thermo-Systems Inc. and later became TSI Incorporated. In recent years, the Company has applied its research instrumentation technology to industrial applications in order to address the needs of a variety of market niches.

Products

     The Company develops, manufactures and markets measuring instruments for two types of phenomena. The first involves the measurements of surface motion and fluid flow characteristics of gases and liquids. The second involves measuring the presence of and certain characteristics of small particles and/or gases in fluids or fluid flows, such as those found in air pollution studies, workplace environments, or clean rooms. The Company's business is characterized by many "niche" markets, wherein the applications of a few basic measuring technologies can satisfy the measurement needs in many different industrial and research situations.

     The percentage contribution to net sales for these two classes of products for the periods indicated was as follows:

                                              Year Ended March 31,
    Classes of Products                   1995        1994       1993

    Flow measuring instruments              61%        64%        64%
    Particle & gas measuring instruments    39%        36%        36%
                                           100%       100%        100%


Particle and gas measuring instruments recorded a 21 percent increase in net sales in fiscal 1995 as compared with fiscal 1994, while net sales of fluid flow instruments increased 6 percent during the same period. There was a shift in fiscal 1995 in the percentage of total net sales toward particle measuring instruments, mainly due to the sale of Portacount fit testers under a U.S. Army contract.

Flow Measuring Instruments

     On May 1, 1995, the Company acquired Alnor Instrument Company, located in Skokie, Illinois. As part of the Company, Alnor products will fall under the Flow Measuring Instruments class of products in fiscal 1996 and beyond. These products will add capability and market share in applications to monitor and control air flow, pressure and other safety and comfort factors in rooms and balancing of air flow and temperature between rooms.

     The Company's flow measuring instruments utilize several measurement techniques, including thermal anemometry, laser Doppler velocimetry, particle image velocimetry and several other techniques used in certain types of products. Thermal technology has been used in the Company's flow measuring instruments since its earliest products were developed. A probe containing a small electrically heated element is exposed to a flow. The cooling effect of the flow on the element provides a measure of the velocity and/or flow rate in gas or liquid. The instrument can then portray the flow rate in an analog display or convert it into a digital signal for further processing by a computer. The output signal can be used to monitor, analyze or control the flow or velocity within a flow channel or process. The Company has developed companion products and software for convenient signal analysis and data interpretation.

     For over 20 years, the Company has been developing and producing various flow measureing instruments which utilize a laser based technology (using lasers manufactured by others). These instruments use a laser beam and optical measurement technique to measure velocity and movement, rather than a probe as used with the thermal instruments. The laser instruments are used to obtain measurements in locations where a probe would be destroyed or is undesirable because it would disturb the flow of the liquid or gas being measured. This technology has been enhanced in a variety of ways to meet new applications. Reducing the size, increasing the ruggedness of instruments and allowing for more than one measurement to be taken at a point in time are some of these enhancements. Also, the Company has developed and is selling a variety of user-friendly software packages to expand and enhance the applications of these instruments. The Company's laser instruments are used in conjunction with computers (manufactured by others) which compile and interpret the data obtained by the laser measurement devices.

     Through engineering development work, licensing and acquisition of product lines, the Company has added the capability of providing instruments and software packages that measure or map flow patterns over an area of flow around objects, ect., by visual means. This area is referred to as particle-image velocimetry because the technique is based on the simultaneous tracking of the movement of numerous particles in the flow stream. Optical techniques are used to show images of the flow patterns. This area has been emerging as an important addition to flow measuring and analysis capability which the Company expects to grow over the next few years.

     Another research application of laser based technology has been developed and added during the last two years, called adaptive phase-Doppler velocimetry. These instruments add the capability of measuring in two-phase flows where there are liquid or solid particles or droplets in air (or other gas) as well as gaseous particles in liquids. Specific applications are for simultaneous flow and particle size distribution in sprays such as fuel sprays or inhalers.

     With the acquisition in 1986 of Handar, in Sunnyvale, California, other measurement techniques were added to the Company's capabilities, including "cup and vane" and propeller-type wind speed measuring devices, for measuring the characteristics of air and air flow.

     Applications for flow measuring instruments include measurement and imaging of velocity and turbulence in wind tunnels, ducts, pipes and in the atmosphere; measurements of air speed or flow in building spaces for heating, air-conditioning and ventilation work; measurements and imaging in gas turbine engines and automotive exhaust gas pulses to improve efficiency or lower pollution and noise, measurements of speed and length of solid surfaces, such as steel, aluminum, fibers, paper and other materials; and as a part of closed loop systems to control the velocity of flow or movement.

     In addition to general research applications, several industrially oriented flow measuring niches have been pursued by the Company over the years using the Company's basic technologies. These products and niches are changing with time as continuing product improvements and new applications are found. An outline of these product lines and niches include the following:

- -    Air flow sensors using thermal sensing techniques to monitor and/or control air flow through laboratory fume hoods. A similar device measures and controls static pressure in laboratories and other controlled rooms like hospital isolation rooms by controlling the air flow through the space. Engineering development work has continued during the past year in order to improve performance of energy saving and safety enhancement devices for hospital isolation rooms as well as laboratories.



- -    An instrument using laser and optical techniques to measure surface speed and length of aluminum, steel and similar materials for industrial process control. This product line is performing well for measurements in rolling mills and similar metals forming operations. Additional engineering work has been done during the past year to adapt these instruments to measurement of speed, length, diameter, etc., of fibers and film in process applications such as textiles, paper, rubber and optical fibers.



- -    Instruments that determine cloud height and visibility in moving air masses using laser and optical techniques. These products are used for meteorological applications at airports and other open areas. While these products have been manufactured and sold for a number of years, additional engineering work to enhance performance and broaden applicability continued during fiscal 1995.

- -    A new generation data collection platform used to collect and transmit meteorological and environmental data was introduced during fiscal 1992. This platform is used in conjunction with the Company's meteorology and related monitoring systems for environmental measurements. During the past year additional software capability has been added to enhance performance and to broaden applications to other than meteorological and hydrological data collections. Development continues to further enhance performance and software applicability.

Particle and Gas Measuring Instruments

     The Company's particle and gas measuring instruments utilize a number of different techniques to analyze various characteristics of small particles in gases and liquids as well as the presence and amount of various gases in air. A variety of instruments are offered to detect, measure, sample, generate and count small particles and to detect and measure other gases in air.

     With the acquisition of Transducer Research, Incorporated in fiscal 1993, the Company added to its particle measuring product lines the capability for detection of gases that are important in measuring indoor air quality and various toxic or polluting gases in outdoor environments.

     In fiscal 1994, the Company's product lines for monitoring contamination levels in clean rooms were sold to Particle Measuring Systems, Inc. (PMS) of Boulder, Colorado. The Company is continuing, until December, 1998 or longer, subject to options, to manufacture some of the products for PMS on an Original Equipment Manufacturer (OEM) basis.

     During fiscal 1994, based on licensed technology, a new analytical instrument, called a nephelometer, was introduced for measuring the presence of particles in the atmosphere that affect the penetration of the sun's rays, related to global warming research.

     During fiscal 1995, the Company received contracts to produce its Aerodynamic Particle Sizer (APS) for the U.S. Army and U.S. Navy to be used as an early detection device for sensing the presence of bio-hazard material in the air. These contracts have included funding for development work to further enhance the capabilities of the APS for these applications.

     Applications for particle measuring instruments include a variety of research and testing instruments designed to measure the size distribution of extremely small particles; to collect and classify the particles into size ranges for further analysis; to detect and count particles in a fluid at a given location; and to generate known, uniform particles in a wide variety of types and sizes. Gas measuring instruments are designed to detect the presence and levels of various polluting gases or abnormal levels of gases in air. The measurements obtained through these processes are then used to monitor contamination levels; to make measurements in aerosol generation studies; to measure air pollution levels in buildings or in outside air; to measure the size distribution of various powders; to measure toxic gases at waste sites; to measure indoor air quality and to test for leaks in filters and similar media. Many of the Company's particle and gas measuring instruments are also used in conjunction with computers (manufactured by others) which compile and interpret the data obtained. Also, the Company has developed and sells a variety of user-friendly software packages to expand and enhance the applications of these instruments.

     Like the flow measuring instruments, the Company has expanded on the general research applications of its particle and gas measuring instruments by pursuing industrially oriented niches over the past several years. Using the Company's basic technologies, the product lines have expanded into industrial niches where new applications are found. An outline of these product lines and niches include the following:

- -    An instrument that uses particle sensing techniques to measure for leaks in face masks and respirators that result from inadequate fit, called the PORTACOUNT(R) fit tester. The products are used in industrial hygiene applications where people may be at risk from exposure to hazardous environments. This product has been fully development and has been marketed for about seven years. During fiscal 1993, the product was packaged for military use by the U.S. Army and U.S. Marines for fit testing of their gas masks and during fiscal 1994, production of the military version commenced under a contract that extended through most of fiscal 1995. Additional contracts are expected from U.S. defense agencies and from other allied nations. Instruments that determine the efficiencies of filters and filter media using particle sensing techniques to measure for leaks. This product line is used for quality control by filter manufacturers and has been manufactured and marketed for several years. Additional development work occurred in fiscal 1994 to enhance and broaden the filter product line.


- -    With the addition of gas detecting sensors and instruments to this product classification through the acquisition of Transducer Research Inc. in fiscal 1993, potential applications have expanded. During fiscal 1995, instruments were introduced to measure various indoor air quality parameters including levels of carbon dioxide to indicate the "sick building syndrome" levels; and early in fiscal 1996 this product line was expanded to also measure carbon monoxide. Development work is continuing to add other gas detecting instrument to these product lines.

- -    Manufacturing, as an OEM supplier, instruments for monitoring the particle contamination levels in air and other gases in industrial clean room applications and residue in ultra-clean water, using particle sensors that incorporate light scattering optical techniques. These instruments are used by manufacturers of semiconductor devices, pharmaceutical products and other products which require very low contamination levels during critical manufacturing processes. Continued engineering development in fiscal 1995 added to the performance capabilities of these instrument lines.

Raw Materials and Parts

     The Company purchases most of its electronic components and materials from suppliers in the United States and, generally, has not experienced problems with availability. Some materials such as laser diodes and fibers for fiber optics are imported. Import restrictions could impair availability of some of these materials. Engineering design of the Company's products does not require exotic parts or materials and the selection of readily available materials has been an important design goal. The Company's vendor certification program, which has been in operation for several years, has been and is expected to continue being a positive step toward increased quality and timeliness on incoming parts. The Company continues to seek and maintain alternative vendors and has generally been able to locate alternative sources for materials during past periods of short supply. A severe shortage of electronic parts could impair the Company's ability to produce certain products but a broad and diversified product line helps to alleviate this risk.

Customers

     The Company sells to a broad range of customers throughout the world. These customers include many industrial companies, educational institutions, research organizations and agencies of the United States and foreign governments.

     The Company's sales can be divided into market categories based upon customer classification as follows: (i) environmental instrumentation customers,
(ii) research and analytical instrumentation customers, including universities, colleges and technical schools as well as governmental and non-governmental research institutes and (iii) process instrumentation customers. Some educational and non-governmental research sales are funded in whole or in part by government.

     Sales to defense customers accounted for about 15 percent of total net sales in fiscal 1995 and 12 percent in fiscal 1994, but have accounted for no more than 10 percent of total sales for each of the prior eight years. The increases in fiscal 1995 and fiscal 1994 were mainly due to PortaCount fit testers under the aforementioned U.S. military contract.

     Reduction or changes in federal spending may adversely affect the Company's governmental and, to some extent, educational sales. United States governmental sales may be canceled at the government's convenience.

     Approximately 69 percent of the Company's sales during fiscal 1995 were to domestic customers, with the balance to international customers, mainly in Europe and the Pacific basin. Sales to international customers consist principally of products manufactured in the United States.

     Sales to international customers by classes of products, as a percentage of the Company's net sales were as follows for the periods indicated.

                                                  Year Ended March 31
      Classes of Products                    1995       1994         1993

      Flow measuring instruments              23%        22%          24%
      Particle & gas measuring instruments     8%         9%          14%
                                              31%        31%          38%

Overall, the Company's fiscal 1995 international net sales increased about 9 percent compared to fiscal 1994 and sales of both flow measuring and particle and gas measuring instruments increased at about the same rate. From fiscal 1993 to fiscal 1994, international sales decreased in particle and gas measuring instruments, mostly in the product line of microcontamination monitoring instruments for clean rooms that was divested in fiscal 1994. The Company's export markets improved for most product lines during fiscal 1995, as global economic conditions improved.

     Further segment information about domestic vs foreign operations is included under Note I of the Notes to Consolidated Financial Statements on page 19 of the Company's 1995 Annual Report to Shareholders (Exhibit 13, page F-8). The decreases in net sales from fiscal 1993 to 1994 and 1994 to 1995 through foreign operations do not reflect changes in total foreign sales, but rather a shift toward more of the foreign sales going through independent distributors. Refer to page 10 of the Management's Discussion and Analysis of Results of Operations and Financial Condition for added discussion regarding international sales.


Marketing

     The Company markets its products through Company-employed sales engineers who operate out of offices located in the United States and international sales offices located in Europe. In addition, independent sales representatives and distributors represent the Company in other domestic and international markets. The Company uses promotional catalogs, technical bulletins, seminars, displays, trade shows and advertising in trade journals to promote its products. The Company's sales consist primarily of products listed in its catalogs, although the Company also sells specialized products designed to meet specific customer requirements.

     The nature of the Company's products requires a marketing approach that is customer application oriented. Accordingly, sales engineers and independent representatives are technically competent in a variety of engineering and scientific disciplines as well as trained in the market niches and product lines on which they concentrate. The sales force provides the Company with information for development of new products and identification of new markets. In addition to direct sales efforts and after-sales servicing, the Company provides its customers with technical support, advice, training and application information related to the Company's products.

     At March 31, 1995, the Company's backlog of orders was approximately $11,364,000 compared to $12,514,000 at March 31, 1994 and $6,109,000 at March
31, 1993. The Company estimates that approximately 90% of the 1995 backlog will be shipped by March 31, 1996.

     As of March 31, 1994, about $5 million of the Company's backlog was due to the aforementioned U.S. Army contract for fit testers, which was shipped prior to March 31, 1995, so a major part of the backlog decrease from that contract was replaced during fiscal 1995 by other orders and contracts.

Competition

     The Company's products compete with products utilizing different technologies as well as directly competitive products. For example, the Company's fluid flow measuring instruments which use thermal measurement techniques compete with instruments utilizing differential pressure or ultra-sonic sound wave measurement techniques. New products could be introduced by competitors that would make existing Company products obsolete. The Company's ability to compete is dependent upon its ability to develop or license products in a changing technological environment. The Company's competitive strength often comes from its ability to fit instruments to new applications on an ongoing basis such that new applications or market niches replace those where needs have changed, as well as its ability to grow by adding more niches.

     Competitive forces vary in accordance with the various market niches into which the Company sells products. Competition can best be described by starting with the two product classes and further categorizing product types in each class, as shown in the table that follows. In the table, when "significant market share" is indicated, it is due to the Company's long term presence in a niche or because the product is so unique that it may, essentially, be the only product available to make the measurement required, thus creating its own niche The exact number of international competitors is not always known, particularly in cases where the Company does not have international experience with that product type. The Company typically confronts the same group of competitors in about 20% of its total sales.


                                           COMPETITORS                                  COMPANY'S MARKET SHARE
                                Major                       Minor                 Significant                 Minor
Product Type               Int'l    Domestic           Int'l    Domestic            Share                     Share
Flow Measuring Instruments

Flow Research                1             1           4             2                 X

Industrial Flow              3             2         more         more                                           X*
                                                     than 6       than 6

Lab/Room Air
 Flow Control                -             3           -             3                 X*

Surface Motion               1             -           1             -                 X

Meteorology/
 Environmental
 Monitoring                  4             3         more       more                   X*
                                                     than 6     than 6

Particle & Gas Measuring Instruments

Particle Research            2             2         more       more                   X*
                                                     than 6     than 6

Clean Room
 Monitoring                  3             3         more       more                                             X*
                                                     than 6     than 6

Respirator
 Fit Test                    1             -           -             2                 X

Indoor Air
 Quality                     2             4         more       more                                             X*
                                                     than 6     than 6

Filter Testing               -             1           2             -                 X

- ------
*Market share varies considerably by specific product within the product type

Research and Product Development

     The Company is engaged in research and development activities principally for the development of proprietary products. These activities, which occur in all aspects of the Company's business, generally consist of the development, design and testing of potential new products with emphasis on applied (as distinct from basic) research. Approximately 75% of the Company's engineering and technical staff are engaged in research and development activities on a full-time basis. The Company also engages in some contract research work for others that varies from time to time. This type of contract work generally relates to the development of a future instrument or product enhancements to better meet market needs and applications. In addition, the Company utilizes various outside consultants in the research and development area. In fiscal year 1995, the Company spent approximately $7,196,000 (14.7% of net sales) in research and product development activities, compared to $6,360,000 (14.5% of net sales) and $5,874,000 (14.4% of net sales) in fiscal 1994 and 1993, respectively.


Patents and Licenses

     One or more aspects of several products currently marketed by the Company are covered by patents owned by the Company or licensed to the Company by outside inventors. While the Company believes that patent protection is important to its business, it does not believe that the expiration or invalidation of any particular patent would have a materially adverse effect upon its business. All licenses held with respect to technology used by the Company are believed to be fully enforceable. The loss of any one of several licenses held by the Company would probably not have significant adverse effect upon the Company.

Employees

     As of March 31, 1995, the Company had 362 employees. The Company's employees are not represented by a union, there has never been a work stoppage due to labor difficulties and the Company considers its relationship with employees to be satisfactory.


Item 2. PROPERTIES

     The Company's general offices and main manufacturing facilities are located at 500 Cardigan Road, Shoreview, Minnesota 55126. This building contains approximately 83,000 square feet. The building is basically one story of about 71,000 square feet, with a mezzanine area of about 12,000 square feet, and primarily of masonry construction. It was constructed for, and has been in use by the Company since 1976 and is well suited to the Company's operations. This building was built in two parts, the first being built in 1976 and the second part in 1980. The Company has been utilizing all of the floor space in this facility during the past few years, and due to process improvements has been able to grow without additional space. During fiscal 1995 the Company began a project to build 58,000 square feet of space as a two story addition, providing a total of about 140,000 square feet of space at the Shoreview facility. This project along with improvements in the existing space, will be completed in the fall of calendar year 1995 at a total project cost of about $3.5 million. The Company owns additional land at the same location on which to build about 80,000 square feet of additional space in the future as required.

     Handar, a subsidiary located in Sunnyvale, California, leases approximately 22,000 square feet of space under a five year lease commenced in January 1994. This space was modified to suit Handar's operations.

     TSI GmbH, a subsidiary located in Aachen, Germany, leases about 10,000 square feet of space which was constructed for TSI GmbH and occupied under a ten year lease (with options) entered into in 1985.

     The Company also leases space for subsidiary operations and several sales offices.

Item 3. LEGAL PROCEEDINGS

     See Notes C and G of the Notes to Consolidated Financial Statements (pages 20 and 22) in the Company's 1995 Annual Report to Shareholders for information regarding disqualification of The Company's Domestic International Sales Corporation ("DISC") by the Internal Revenue Service (IRS), and the favorable settlement of private civil litigation relating to the disqualification of the DISC during fiscal 1993.

     No material legal proceedings were pending or threatened against the Company or its subsidiaries as of March 31, 1995.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of the year ended March 31, 1995, for a vote by the shareholders.

PART II

Item 5. MARKET FOR REGISTRANTS' COMMON EQUITY & RELATED MATTERS

     The information in the sections titled "Stock and Dividend Data" and "Stock Data" on page 8 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

     The information in the section titled "Eleven-Year Financial Data Summary" for the year 1991 through 1995 on page 8 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     The information in the section titled "Management Discussion and Analysis of Results of Operations and Financial Condition" on pages 9 through 11 of the Company's 1995 Annual Report to Shareholders is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Consolidated Financial Statements and notes thereto on pages 12 through 20 of the Company's 1995 Annual Report to Shareholders are incorporated herein by reference.

     The following supplemental financial data are included herein and should be read in conjunction with the consolidated financial statements in the Company's 1995 Annual Report to Shareholders:

         Schedule VIII:    Valuation and Qualifying Accounts, page F-4.

         Schedule X:       Supplementary Income Statement Information, page F-5.

Item 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
        None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               (a) The information concerning the Company's directors set forth in the Company's Proxy Statement for 1995 Annual Meeting of Shareholders, dated June 21, 1995, is incorporated by reference herein.

               (b)  The executive officers of the Company are:

                                                     Position with the Company
         Name                       Age              and Business Experience
Leroy M. Fingerson                  62               Chairman of the Board of Directors and Chief
                                                     Executive Officer.  Dr. Fingerson has been Chief
                                                     Executive Officer of the Company since 1961 and
                                                     Chairman of the Board since 1986.

James E. Doubles                    54               President and Chief Operating Officer since 1992 and
                                                     a Director.  Executive Vice President and Chief
                                                     Operating Officer from 1989 to 1992.

Lowell D. Nystrom                   59               Vice President, Treasurer and Chief Financial Officer
                                                     and a Director.  Mr. Nystrom has been Vice President,
                                                     Treasurer and Chief Financial Officer of the Company
                                                     since 1961.



               (c) Section 16(a). See the Company's Proxy Statement for 1995 Annual Meeting of Shareholders, dated June 21, 1995, which is incorporated herein by reference, referring to the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934".

               (d) There are no family relationships between and among directors or officers.

               (e) Business experience of Directors may be found in the Company's Proxy Statement for 1995 Annual Meeting of Shareholders, dated June 21, 1995, which is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated herein by reference from Proxy Statement for 1995 Annual Meeting of Shareholders, dated June 21, 1995, under the caption "Executive Compensation".

Item 12. PRINCIPAL SHAREHOLDERS

     The information required by Item 12 is incorporated herein by reference from the Company's Proxy Statement for 1995 Annual Meeting of Shareholders, dated June 21, 1995, under the caption "Principal Shareholders".

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         None

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

         (a)      See accompanying Index to Financial Statements on page F-1.


         (b)      Reports on Form 8-K:
                  No reports on Form 8-K were filed during the fourth quarter of fiscal 1995.

         (c)      Exhibits included herein:

                  Exhibit 3a: Restated Articles of Incorporation as amended in November, 1984 and October, 1986, hereby incorporated by reference.

                  Exhibit 3b. Restated Bylaws adopted June, 1987, hereby incorporated by reference.

                  Exhibit 10.a*     TSI   Incorporated   Incentive  Stock
                                    Option   Plan  of  1982,   incorporated   by
                                    reference  from Form S-8, File No.  1-91697,
                                    June 14, 1984.

                  Exhibit 10.b:*    TSI   Incorporated   Employee  Stock
                                    Purchase  Plan  of  1987,   incorporated  by
                                    reference from Form S-8, File No.  33-23247,
                                    July 25, 1988.

                  Exhibit 10.c:*    TSI Incorporated Stock Option Plan of
                                    1988,  incorporated  by reference  from Form
                                    S-8, File No. 33-20627, August 22, 1989.

                  Exhibit 10.d:*    TSI Incorporated Stock Option Plan of
                                    1992,  incorporated  by reference  from Form
                                    S-8, File No. 33-66194, July 19, 1993.

                  Exhibit 10.e:*    TSI Incorporated  Stock Purchase Plan
                                    of 1994, incorporated by reference from Form
                                    S-8, File No. 33-86468, November 17, 1994.

                  Exhibit 11:       Computation of Per Share Earnings

                  Exhibit 13: The Company's 1995 Annual Report to Shareholders for the fiscal year ended March 31, 1995.

                  Exhibit 21:       Subsidiaries of the Company

                  Exhibit 23:       Consent of Independent Auditors

                  Exhibit 27:       Financial Data Schedule for SEC use only.
- -------

* Indicates management contract or compensation plan or arrangement required to be filed as an exhibit.




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 22, 1995          TSI INCORPORATED

                             /s/ Leroy M. Fingerson
                                 Leroy M. Fingerson, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                          Title                           Date
/s/ Leroy M. Fingerson     Chief Executive Officer and a Director      June 22, 1995
Leroy M. Fingerson         (Principal Executive Officer)

/s/ Lowell D. Nystrom      Vice President, Chief Financial Officer     June 22, 1995
Lowell D. Nystrom          and a Director (Principal Financial and
                           Accounting Officer)

/s/ James E. Doubles       President, Chief Operating Officer and      June 22, 1995
James E. Doubles           Director

/s/ John F. Carlson        Director                                    June 22, 1995
John F. Carlson

/s/ Frank D. Dorman        Director                                    June 22, 1995
Frank D. Dorman

/s/ Kenneth J. Roering     Director                                    June 22, 1995
Kenneth J. Roering

/s/ Donald M. Sullivan     Director                                    June 22, 1995
Donald M. Sullivan

/s/ Lawrence J. Whalen     Director                                    June 22, 1995
Lawrence J. Whalen


TSI INCORPORATED 10-K

                       TSI INCORPORATED AND SUBSIDIARIES
                         INDEX TO FINANCIAL STATEMENTS

A.       STATEMENTS OF REGISTRANT

         No separate financial statements of the Registrant are included herein as the Registrant is primarily an operating company. All subsidiary companies are wholly owned, and their indebtedness to any person other than the Registrant or its consolidated subsidiaries is, in the aggregate, less than 5% of consolidated assets at March 31, 1995. The financial statements of the Registrant and all subsidiaries are included in the consolidated financial statements.

B.       CONSOLIDATED FINANCIAL STATEMENTS

         Reference is made to the consolidated financial statements in the Company's 1995 Annual Report to Shareholders which are incorporated herein by reference in accordance with Rule 12b-23 under the Securities Exchange Act of 1934 and attached hereto.

                                                               Annual
                                                               Report
                                                                Page
Quarterly Financial Information (Unaudited)                       12

Consolidated Statements of Earnings for the Years Ended           12
March 31, 1995,1994 and 1993

Consolidated Balance Sheets - March 31, 1995 and 1994             13

Consolidated Statements of Cash Flows for the Years Ended
March 31, 1995, 1994, and 1993.                                   14

Consolidated Statements of Shareholders' Equity for Years
Ended March 31, 1995, 1994 and 1993.                              15

Notes to Consolidated Financial Statements                        15

Report of Independent Public Accountants                          20

C.       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
         ON SCHEDULES



D.       CONSOLIDATED SCHEDULES

Schedule          Description

VIII              Valuation and Qualifying Accounts

X                 Supplementary Income Statement Information

All schedules except those listed above have been omitted as not required, not applicable, or the information required therein is contained in the financial statements or the footnotes thereto.



                          Independent Auditors' Report

The Board of Directors and Shareholders
TSI Incorporated:

Under date of May 19, 1995, we reported on the consolidated balance sheets of TSI Incorporated and subsidiaries as of March 31, 1995 and 1994, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended March 31, 1995 as contained in the 1995 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index (see Item 8). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



Minneapolis, Minnesota
May 19, 1995
                           /s/ KPMG Peat Marwick LLP



                  Schedule VIII: VALUATION AND QUALIFYING ACCOUNTS
                           TSI INCORPORATED AND SUBSIDIARIES
- -----------------------------------------------------------------------------------------------------
   COL. A                   COL. B                     COL. C              COL. D            COL. E
- -----------------------------------------------------------------------------------------------------
                                                     Additions
                                              (1)               (2)       Bad debts
Description                  Balance        Charged to        Charged     charged           Balance of
                            beginning       cost and          to other    against           end of
                            of Period       expenses          accounts    reserve           Period
- ------------------------------------------------------------------------------------------------------
Year ended
March 31, 1995
Deducted from
asset account:
Allowance for
doubtful accounts:         $183,000         $27,000           $34,000     $102,000         $142,000

Year ended
March 31, 1994
Deducted from
asset accounts:
Allowance for
doubtful accounts:         $133,000         $50,000                -            -          $183,000

Year ended
March 31, 1993
Deducted from
asset accounts:
Allowance for
doubtful accounts:         $109,000         $24,000           $14,000     $ 14,000         $133,000


                  Schedule X: SUPPLEMENTARY INCOME STATEMENT INFORMATION
                                    TSI INCORPORATED AND SUBSIDIARIES


  COL. A                                 COL. B

                             Charged to Costs and Expenses
   Item                           Year Ended March 31,
                       1995                 1994             1993


Advertising         $1,086,000            $897,000         $892,000


Amounts for royalties, amortization on intangible assets, taxes other than payroll and income, and maintenance and repairs are not presented as such amounts are less than 1% of net sales.


                                 EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION

   11        Computation of Per Share Earnings

   13        Annual Report to Shareholders for the fiscal
              year ended March 31, 1995

   21        Subsidiaries of the Company

   23        Consent of Auditors

   27        Financial Data Schedule