Form 10-Q
period 1995-06-30
TSI INC /MN/
filed 1995-08-14
CIK 100063

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549


                           Form 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED JUNE 30, 1995.

                              OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 or 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ______________.




                 Commission File Number 0-2958

                        TSI INCORPORATED
    (Exact name of registrant as specified in its charter)

          Minnesota                            41-0843524
(State or other jurisdiction of            (I.R.S. Employer
incorporation or organization)           Identification Number)

          500 Cardigan Road, Shoreview, Minnesota 55126
            (Address of principal executive offices)

                          (612) 483-0900
     (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 20 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No___


Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Date:   July 31, 1995
Number of Common Shares Outstanding:   5,239,976


                        TSI Incorporated

                            FORM 10-Q
               For the Quarter Ended June 30, 1995


PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements

                   Consolidated Statements of Operations

                   Consolidated Balance Sheets

                   Consolidated Statements of Cash Flows

                   Notes to Consolidated Financial Statements

Item 2.       Management's Discussion and Analysis of
              Results of Operations and Financial Condition

PART II.      OTHER INFORMATION

EXHIBIT 11    Computation of Per Share Earnings (Loss)




TSI Incorporated and Subsidiaries

Consolidated Statements of Earnings
(Unaudited)


Three Months Ended June 30                         1995            1994
________________________________________________________________________

Net sales                                   $13,769,918     $11,983,020
Cost of products sold                         5,849,840       4,686,001
________________________________________     ___________     ___________
                        Gross Profit          7,920,078       7,297,019

Operating expenses:
 Research & product development               2,083,581       1,742,468
 Selling                                      3,636,012       3,234,412
 Administrative                               1,159,547         963,901
________________________________________     ___________     ___________
                                              6,879,140       5,940,781
________________________________________     ___________     ___________
                    Operating Income          1,040,938       1,356,238
Other income                                    104,164          40,777
________________________________________     ___________     ___________
        Earnings Before Income Taxes          1,145,102       1,397,015
Provision for income taxes                      401,000         461,000
                                             ___________     ___________
         Net Earnings                          $744,102        $936,015
                                             ===========     ===========


Net earnings per common share:                    $0.14           $0.18
                                             ===========     ===========

Weighted average number of shares
 computation of earnings per
 common share                                 5,369,461       5,275,865
                                             ===========     ===========

See accompanying Notes to Consolidated Financial Statements




CONSOLIDATED BALANCE SHEETS

                                                June 30        March 31         June 30
                                                   1995            1995            1994
                                             (unaudited)                     (unaudited)
Assets                                       ___________     ___________     ___________
Current Assets
 Cash and cash equivalents                   $1,813,934      $9,551,552      $3,917,154
 Investments                                         --              --       2,076,216
 Accounts receivable                          9,805,537       6,732,602       9,345,119
 Prepaid expenses                               470,668         222,629         408,226
 Inventories:
   Finished products                          2,043,771       1,699,460       1,538,912
   Work in process                            1,579,184       1,124,753       1,472,927
   Materials and supplies                     4,713,137       3,349,073       3,208,282
                                             ___________     ___________     ___________
                                              8,336,092       6,173,286       6,220,121
                                             ___________     ___________     ___________
                    Total Current Assets     20,426,231      22,680,069      21,966,836
Intangibles and Other Assets
 Goodwill                                     2,638,398       1,726,915       1,814,108
 Note receivable                                610,000         610,000               0
 Deferred income tax benefit                    289,073         289,073         119,130
 Other assets                                 2,590,969       1,389,129         977,088
                                             ___________     ___________     ___________
                                              6,128,440       4,015,117       2,910,326
Property, Plant and Equipment
 Land                                           128,503         128,503         259,730
 Building                                     1,039,070       1,039,070       1,039,070
 Machinery and equipment                     13,549,419      12,310,360      11,985,688
 Construction in Progress                     2,564,706       1,819,482              --
                                             ___________     ___________     ___________
                                             17,281,698      15,297,415      13,284,488
 Less allowances for depreciation            10,494,015       9,825,402       9,062,702
                                             ___________     ___________     ___________
                                              6,787,683       5,472,013       4,221,786
                                             ___________     ___________     ___________
                          Total Assets      $33,342,354     $32,167,199     $29,098,948
                                             ===========     ===========     ===========
Liabilities & Shareholders' Equity
Current Liabilities
 Accounts payable & accrued expenses         $3,647,733      $2,867,214      $2,194,502
 Employee compensation                        1,926,276       2,505,273       2,047,710
 Taxes, other than income taxes                 347,601         272,957         249,130
 Income taxes payable                           548,336         179,998         964,034
 Current maturities of long-term liab.               --              --              --
                                             ___________     ___________     ___________
               Total Current Liabilities      6,469,946       5,825,442       5,455,376

Long-Term Liab., less current maturities             --              --              --
Deferred Income Taxes                                --              --              --
                                             ___________     ___________     ___________
                      Total Liabilities       6,469,946       5,825,442       5,455,376
Shareholders' Equity
 Common Shares, $.10 par value                  522,636         521,206         511,454
 Additional paid-in capital                   6,068,126       6,002,771       5,431,137
 Retained Earnings                           20,031,259      19,471,422      17,441,319
 Equity adjustment from translation             250,387         346,358         259,662
                                             ___________     ___________     ___________
             Total Shareholders' Equity      26,872,408      26,341,757      23,643,572
                                             ___________     ___________     ___________
Total Liabilities & Shareholders' Equity    $33,342,354     $32,167,199     $29,098,948
                                             ===========     ===========     ===========

See accompanying Notes to Consolidated Financial Statements



CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

Three Months Ended June 30                                         1995            1994
----------------------------------------------------------------------------------------
Operating Activities:
 Net earnings                                                  $744,102        $936,015
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Provision for losses on accounts receivable                   14,170           5,011
   Depreciation and amortization of property, plant
    and equipment                                               302,698         252,370
   Amortization of goodwill                                      29,062          29,064
   (Gain) loss on sale of assets                                    235            (588)
   Provision for deferred income taxes                               --              --
   Income tax benefit from stock plans                               --              --
   Changes in operating assets & liabilities:
    Accounts receivable                                      (1,430,152)     (1,060,057)
    Prepaid expenses                                           (166,582)       (149,317)
    Income taxes receivable                                          --              --
    Inventories                                                (919,453)       (198,142)
    Other assets                                                 48,160          24,689
    Accounts payable and accrued expenses                      (345,455)       (515,494)
    Employee compensation payable                              (578,997)          5,280
    Taxes, other than income taxes                               74,644         (75,285)
    Current income taxes payable                                368,338         430,012
    Foreign currency transaction (gain) loss                    (96,756)        (39,834)
------------------------------------------------------------ -----------     -----------
       Net Cash Provided by Operating Activities             (1,955,986)       (356,276)

Investing Activities:
  Increase in current investments                                    --        (457,445)
  Additions to property, plant and equipment                 (1,197,606)       (375,642)
  Proceeds from disposal of property, plant and equipment            --           7,944
  Purchase of Alnor,net of cash acquired                     (4,496,850)             --
------------------------------------------------------------ -----------     -----------
       Net Cash Used in Investing Activities                 (5,694,456)       (825,143)

Financing Activities:
  Principal payments on long-term liabilities
  Proceeds from stock options exercised                          66,784          23,990
  Proceeds from employee stock purchases                             --              --
  Dividends paid                                               (156,424)       (136,289)
  Purchases of common stock                                          --              --
------------------------------------------------------------ -----------     -----------
       Net Cash Used in Financing Activities                    (89,640)       (112,299)

Effect of exchange rate change on cash and
 cash equivalents                                                 2,463           6,371
------------------------------------------------------------ ----------      -----------
 Increase in Cash and Cash Equivalents                       (7,737,619)     (1,287,347)
------------------------------------------------------------ ----------      -----------
 Cash and cash equivalents at beginning of year               9,551,552       5,204,501
------------------------------------------------------------ ----------      -----------
Cash and Cash Equivalents at End of Three Month Period       $1,813,933      $3,917,154
                                                             ==========      ===========

See accompanying Notes to Consolidated Financial Statements

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            June 30, 1995
                             (Unaudited)

Note 1.   Basis of Presentation

          The information included in the accompanying interim financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

Note 2.   Earnings Per Share

          See Exhibit 11, Computation of Per Share Earnings, on page 11 of this document.

          On July 21, 1994, the Board of Directors declared a three-for-two stock dividend paid to shareholders of record August 1, 1994, distributed August 17, 1994. For each share issued in connection with the stock split, an amount equal to the par value of $.10 was transferred to the common share amount from additional paid-in capital, retroactive to June 30, 1994. All references in the financial statements, related notes and accompanying exhibits to per share information, stock options, weighted average number of shares, as well as the number of common shares outstanding for all prior periods presented, have been retroactively adjusted to reflect this stock split.




             MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the three month period ended June 30, 1995, were $13,770,000. This represents an increase of 15 percent from $11,983,000 for the same period a year ago. The increase was due to the added sales of $1.85 million from the May 1, 1995 acquisition of Alnor Instrument Company ("Alnor").
The Environmental Instrumentation market area, which accounted for 59 percent of the Company's business in fiscal 1995, experienced 17 percent growth in net sales during the quarter compared to last year's first quarter, all from the added sales of the Alnor acquisition. Included in last year's first quarter sales was shipments of about $1,900,000 under a contracct for the U.S. Army and Marines to furnish respirator fit testers for bio-hazard protection.
Sales of Research and Analytical Instrumentations, about 30 percent of fiscal 1995 net sales, increased by about 17 percent, due mainly to higher sales of particle instruments. The Process Instrumentation area, about 11 percent of fiscal 1995 net sales, showed a slight increase in net sales of approximately 1 percent.

Sales to U.S. and state government agencies including defense, comprised about 18 percent of the Company's net sales for the fiscal 1996 first quarter, as compared to 31 percent for the same fiscal 1995 quarter. Sales to government agencies represent a significant portion of the Company's sales, so it is important to consider the potential effects of changes in government spending. Due to the Company's diverse line of products, sales normally occur to a wide range of U.S. and state government agencies, usually making total government sales quite stable as a percentage of total sales. A higher percentage of governmental sales was experienced during fiscal 1994 and fiscal 1995, mostly because of shipments on the $8.6 million military contract referred to above. In July, 1995 the Company announced that it had received a new $2,500,000 contract from the U.S. Army to furnish additional respirator fit testers. Since this is expected to all be shipped in fiscal 1996, the percentage of government sales for fiscal 1996 are expected to be at a higher level than typically experienced prior to fiscal 1994.

During the first quarter, backlog of orders increased from $11,400,000 at March 31, 1995 to $18,500,000 at June 30, 1995, compared to backlog of $10,800,000 at June 30, 1994. Besides backlog of about $3 million added from the Alnor acquisition, backlog increased across all of the Company's major product lines.

Gross profit for this quarter was 57.5 percent of net sales compared to
60.9 percent for the first quarter last year.   Historically, the Company's
gross profit has been in a range of 57 to 60 percent of net sales. The lower gross profit percentage for the first three months this year was due to product mix changes and the effect of the Alnor acquisition. Gross profit margins at Alnor have been lower than the Company's historical range.



Results of Operations  (continued)


Research and product development expenses were 15.1 percent of net sales for the three month period ended June 30, 1995, as compated to 14.5 percent of net sales for the same period last year. Actual research and product development spending was up about 20 percent in the quarter and, of that, about half was due to the Alnor acquisition. The Company continues its commitment to growth through development of new technologies and products. For all of fiscal 1996 research and development expenses are expected to continue near the Company's historical range of 12 to 14 percent of sales.

Selling expenses were 26 percent of net sales for the first three months of fiscal 1996 compared to 27 percent of net sales for the same period in fiscal 1995. Actual expenses rose 12 percent with about one-half due to the addition of Alnor.

Administrative expenses were 8.4 percent and 8.0 percent for the quarters ending June 30, 1995 and 1994, respectively. The Company expects administrative costs to continue in a normal operating range of 7 to 9 percent of net sales through the remainder of fiscal 1996.

Other income was $104,000 in the first quarter of fiscal 1996 compared to $41,000 in the first quarter of fiscal 1995. This increase was primarily due to higher interest income this year combined with a small loss in foreign currency transactions in last year's first quarter.

The provision for income taxes was based on an estimated rate of 35 percent of pre-tax earnings for the first quarter of fiscal 1996 compared with the actual rate of 33 percent for the first quarter of fiscal 1996.


Liquidity and Capital Resources

Cash, cash equivalents and investments decreased by $7,738,000 to $1,814,000 at June 30, 1995 from $9,552,000 at March 31, 1995. The decrease is mainly attributable to the Alnor acquisition and the building addition at the Shoreview headquarters facility plus increases in accounts receivable and inventories.

The ratio of current assets to current liabilities was 3.2 as of June 30, 1995 compared to 4.0 as of March 31, 1995. Working capital decreased $2,898,000 to $13,956,000 at the end of the first quarter of fiscal 1996, compared to $16,855,000 at the end of fiscal 1995, mostly due to the Alnor acquisition.

Management believes internally-generated funds and short-term borrowings on existing credit lines will provide adequate resources for supporting projected growth during the remainder of fiscal 1996.



PART II.  OTHER INFORMATION

Item 4.	Submission of Matters to a vote of Security Holders

		On July 20, 1995, the Company conducted its annual meeting of stockholders. Of the 5,218,033 shares of the Company's common stock entitled to vote at the meeting, 4,470,396 shares were present at the meeting in person or by proxy.

		The two people designated by the Company's Board of Directors as nominees for director were elected, with voting as follows:

		Nominee	                        Total Votes For	    Total Votes Withheld

  Leroy M.Fingerson                     4,450,445                   19,951
  Donald M. Sullivan                    4,450,445                   19,951

		Stockholders also voted to ratify the appointment of KPMG Peat
		Marwick as the independent auditors for the Company for the fiscal
		year ending March 31, 1996.  There were 4,448,733 votes in favor
		of ratification, 5,952 votes against ratification and 15,711 shares
		specifically abstained from voting on the matter.


Item 6.   Exhibits and Reports on FORM 8-K

          (a)  Exhibits:

               Exhibit 11 - Computation of Per Share Earnings

          (b)  Reports on Form 8-K:

               On May 14, 1995, an 8-K report was filed reporting an acquisition pursuant to Item 2 of Form 8-K (an amount to such report was filed on July 14, 1995.)


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:   TSI Incorporated




August 11, 1995                                  By:/s/ Leroy M. Fingerson
  Date                                              Leroy M. Fingerson
                                                    Chairman of the Board and
                                                    Chief Executive Officer



August 11, 1995                                  By:/s/ Lowell D. Nystrom
  Date                                              Lowell D. Nystrom
                                                    Vice President and
                                                    Chief Financial Officer