Form 10-Q
period 1995-09-30
TSI INC /MN/
filed 1995-11-14
CIK 100063

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C. 20549

                         Form 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED SEPTEMBER 30,
     1995.

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

                         612/483-0900
     (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 20 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements
for the past 90 days.                           Yes X        No__

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Date: November 3, 1995
Number of Common Shares Outstanding:          5,419,815






                           TSI Incorporated

                               Form 10-Q
               For the Quarter Ended September 30, 1995


PART I.   FINANCIAL INFORMATION

Item 1.        Financial Statements

                    Consolidated Statements of Earnings

                    Consolidated Balance Sheets

                    Consolidated Statements of Cash Flows

                    Notes to Consolidated Financial Statements


Item 2.        Management's Discussion and Analysis of Results of
               Operations and Financial Condition

PART II.  OTHER INFORMATION

EXHIBIT 11     Computation of Per Share Earnings

EXHIBIT 27     Financial Data Schedule


TSI Incorporated and Subsidiaries
Consolidated Statements of Earnings
(Unaudited)


                                    Three Months Ended           Six Months Ended
                                       September 30                September 30
                                    1995          1994          1995          1994
_______________________________ ______________________________________________________

Net sales                       $14,573,940   $12,159,348   $28,343,858   $24,142,368
Cost of products sold             6,317,574     4,935,064    12,167,414     9,621,065
_______________________________ ____________  ____________  ____________  ____________
                   Gross Profit   8,256,366     7,224,284    16,176,444    14,521,303

Operating expenses:
 Research & product development   2,116,825     1,739,302     4,200,406     3,481,770
 Selling                          3,738,835     3,242,850     7,374,847     6,477,262
 Administrative                   1,289,835       957,918     2,449,382     1,921,819
_______________________________ ____________  ____________  ____________  ____________
                                  7,145,495     5,940,070    14,024,635    11,880,851
_______________________________ ____________  ____________  ____________  ____________
               Operating Income   1,110,871     1,284,214     2,151,809     2,640,452
Other income                         43,973       118,963       148,137       159,740
_______________________________ ____________  ____________  ____________  ____________
   Earnings Before Income Taxes   1,154,844     1,403,177     2,299,946     2,800,192
Provision for income taxes          404,000       461,000       805,000       922,000
                                ____________  ____________  ____________  ____________
                   Net Earnings    $750,844      $942,177    $1,494,946    $1,878,192
                                ============  ============  ============  ============


Net earnings per common share         $0.14         $0.18         $0.28         $0.36
                                ============  ============  ============  ============

Weighted average number of shares
 computation of earnings per
 common share                    $5,443,356    $5,306,185    $5,412,932    $5,290,754
                                ============  ============  ============  ============

See accompanying Notes to Consolidated Financial Statements



TSI Incorporated and Subsidiaries
Consolidated Balance Sheets


                                            Sept 30       March 31      Sept 30
                                             1995           1995         1994
                                          (unaudited)                 (unaudited)
                                          ____________  ____________  ____________
Assets
Current Assets
 Cash and cash equivalents                 $1,094,300    $9,551,552    $6,330,385
 Investments                                      --             --       489,145
 Accounts receivable                        9,567,715     6,732,602     8,971,139
 Prepaid expenses                             412,937       222,629       388,718
 Inventories:
   Finished products                        2,179,427     1,699,460     1,670,526
   Work in process                          2,314,136     1,124,753     1,484,004
   Materials and supplies                   5,055,945     3,349,073     3,149,859
________________________________________  ____________  ____________  ____________
                                            9,549,508     6,173,286     6,304,389
________________________________________  ____________  ____________  ____________
                    Total Current Assets   20,624,460    22,680,069    22,483,776
Intangibles and Other Assets
 Goodwill                                   2,611,461     1,726,915     1,785,044
 Note receivable                              610,000       610,000            --
 Deferred income tax benefit                  289,073       289,073       119,130
 Other assets                               2,270,614     1,389,129       955,554
________________________________________  ____________  ____________  ____________
                                            5,781,148     4,015,117     2,859,728
Property, Plant and Equipment
 Land                                         128,503       128,503       438,983
 Building                                   1,039,070     1,039,070     1,039,070
 Construction in Progress                   3,500,027     1,819,482       183,771
 Machinery and equipment                   13,724,044    12,310,360    12,330,180
________________________________________  ____________  ____________   ___________
                                           18,391,644    15,297,415    13,992,004
 Less allowances for depreciation          10,805,132     9,825,402     9,326,819
________________________________________  ____________  ____________  ____________
                                            7,586,512     5,472,013     4,665,185
________________________________________  ____________  ____________  ____________
                            Total Assets  $33,992,120   $32,167,199   $30,008,689
                                          ============  ============= ============
Liabilities & Shareholders' Equity
Current Liabilities
 Accounts payable & accrued expenses       $3,718,892    $2,867,214    $2,606,049
 Notes payable                                160,936            --            --
 Employee compensation                      2,338,085     2,505,273     2,063,542
 Taxes, other than income taxes               178,027       272,957       227,839
 Income taxes payable                              --       179,998       521,884
________________________________________  ____________  ____________  ____________
               Total Current Liablilites    6,395,940     5,825,442     5,419,314

Deferred Income Taxes                              --            --            --
________________________________________  ____________  ____________  ____________
                       Total Liabilities    6,395,940     5,825,442     5,419,314
Shareholders' Equity
 Common Shares, $.10 par value                526,878       521,206       514,215
 Additional paid-in capital                 6,286,979     6,002,771     5,557,410
 Retained Earnings                         20,625,728    19,471,422    18,228,066
 Equity adjustment from translation           156,595       346,358       289,684
________________________________________  ____________  ____________  ____________
              Total Shareholders' Equity   27,596,180    26,341,757    24,589,375
________________________________________  ____________  ____________  ____________
Total Liabilities & Shareholders' Equity  $33,992,120   $32,167,199   $30,008,689
                                          ============  ============  ============

See accompanying notes to consolidated Financial Statements


TSI Incorporated and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)


Six Months Ended Sept 30                                       1995          1994
________________________________________________________  _____________  ____________
Operating Activities:
 Net earnings                                               $1,494,946    $1,878,192
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Provision for losses on accounts receivable                  14,204        18,216
   Depreciation and amortization of property, plant
    and equipment                                              638,534       526,203
   Amortization of goodwill                                     69,999        58,128
   (Gain) loss on sale of assets                                   235          (588)
   Changes in operating assets & liabilities:
    Accounts receivable                                     (1,192,364)     (699,282)
    Prepaid expenses                                          (108,851)     (129,809)
    Inventories                                             (2,132,869)     (282,410)
    Other assets                                               368,515        46,223
    Accounts payable and accrued expenses                     (274,296)     (103,947)
    Employee compensation payable                             (167,188)       21,112
    Taxes, other than income taxes                             (94,930)      (96,576)
    Current income taxes payable                              (179,998)      (12,138)
    Foreign currency transaction (gain) loss                  (183,519)      (20,750)
________________________________________________________  _____________  ____________
       Net Cash Provided by Operating Activities            (1,747,582)    1,202,574

Investing Activities:
  Increase in current investments                                   --     1,129,626
  Additions to property, plant and equipment                (2,341,344)   (1,086,444)
  Proceeds from disposal of property, plant and equipment           --         7,944
  Purchase of Alnor,net of cash acquired                    (4,510,850)           --
________________________________________________________  _____________  ____________
       Net Cash Used in Investing Activities                (6,852,194)       51,126

Financing Activities:
  Proceeds from note                                           160,936            --
  Proceeds from stock options exercised                        289,879       153,025
  Dividends paid                                              (312,799)     (291,719)
________________________________________________________  _____________  ____________
       Net Cash Used in Financing Activities                   138,016      (138,694)

Effect of exchange rate change on cash and
 cash equivalents                                                4,508        10,878
________________________________________________________  _____________  ____________
 Increase in Cash and Cash Equivalents                      (8,457,252)    1,125,884
________________________________________________________  _____________  ____________
 Cash and cash equivalents at beginning of year              9,551,552     5,204,501
________________________________________________________  _____________  ____________
Cash and Cash Equivalents at End of Six  Month Period       $1,094,300   $6,330,385
                                                          =============  ============
See  Notes to Consolidated Financial Statements



NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                         September 30, 1995
                            (Unaudited)


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

Note 2.   Earnings Per Share

          See Exhibit 11, Computation of per Share Earnings, on page 12 of this document.



               MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the three months period ended September 30, 1995, were $14,574,000, which represents an increase of 20 percent over the same period a year ago.

For the first six months of fiscal 1996, the Company's net sales were $28,344,000, up 17 percent from $24,142,000, for the same six-month period a year ago.

The Environmental Instrumentation market area, which accounted for 59 percent of the Company's business in fiscal 1995, increased about 21 percent from the same quarter a year ago and was up about 19 percent for the six-month comparison. While sales have continued to increase year-to-year on the commercial product lines in this market area, significant events have occurred which affect year-to-year comparisons. Increased sales this year in the second quarter of about $2.2 million and for the six month period of about
$4.1 million were due to the May, 1995 acquisition of Alnor Instrument Company (Alnor). These sales increases were largely offset compared to last year's second quarter and six month periods when sales of $1.3 million and $3.2 million, respectively, occurred under an $8.6 million U.S. Army contract for TSI's Portacount(R) respirator fit testers for bio-hazard protection. (Shipments under a new $2.5 million U.S. Army contract for the same product are scheduled to begin in the third quarter of fiscal 1996 and continue through March, 1996.)

The Research and Analytical Instrumentation market niches, which accounted for about 30 percent of fiscal 1995 net sales, increased about 12 percent in the second quarter this year and increased 14 percent for the six months this year compared with last year, mainly reflecting higher sales of particle instruments. Process Instrumentation, representing about 11 percent of fiscal 1995 net sales, showed an increase in net sales of approximately 43 percent for the second quarter comparison and an increase of about 20 percent for the six-month comparison. Sales for the second quarter this year of the LaserSpeed(R) non-contact, speed and length measuring instruments for materials processes were up generally and not due to any single large contract.

Sales to U.S. and state government agencies including defense, comprised about 22 percent of the Company's net sales for the quarter as compared to 37 percent for the same quarter last year. For the six months ended September 30, 1995 and 1994, sales to the U.S. and state government agencies were at 20 percent and 34 percent, respectively. A higher percentage of governmental sales was experienced during fiscal 1995, mostly because of shipments on the $8.6 million military contract referred to above. Because of the new
$2.5 million U.S. Army contract, also referred to above, the second half of fiscal 1996 should show governmental sales to be at a higher percentage than during the first six months. However, the acquisition of Alnor lowers the overall percentage of sales to governmental customers because about 2% of Alnor sales are to governmental customers. Since sales to government agencies represent a significant portion of the Company's sales, it is important to consider the potential effects of changes in government spending. Due to the Company's diverse line of products, sales occur in a wide range of U.S. and state government agencies, so total government sales during the past several years have been quite stable as a percentage of total sales, with the exceptions due to specific, larger contracts or acquisitions.

At September 30, 1995, backlog of orders was $22.4 million compared to $10.9 million at September 30, 1994 and $11.4 million as of March 31, 1995. About $3 million of backlog was added from the Alnor acquisition. New order bookings in the second quarter this year were $18.3 million, up from $12.3 million booked in the second quarter a year ago and also up from the $17.5 million booked in the Company's first quarter ended June 30, 1995.

Gross profit margin for the second quarter ended September 30, 1995 was
56.7 percent of net sales, down from the 59.4 percent gross profit margin in the second quarter last year. Historically, TSI's gross profit percentage range has been from 57 to 60 percent. Six-month gross profit margins were in that range at 57.1 percent this year compared to 60.1 percent a year ago. The lower margin this year was mostly due to product mix changes and the effect of the Alnor acquisition. Gross profit margins at Alnor have been lower than the Company's historical range.

Research and product development expenses as a percentage of net sales were
14.5 percent for the second quarter and 14.8 percent for the six month period ended September 30, 1995, compared to 14.3 percent and 14.4 percent of net sales, respectively, for the same periods last year. Actual research and product development spending was up about 21 percent in the first six months and, of that, about half due to the Alnor acquisition. The Company continues its commitment to growth through development of new technologies and products. For all of fiscal 1996 research and development expenses are expected to continue near the Company's historical range of 12 to 14 percent of sales.

Selling expenses were 25.7 percent of net sales for the second quarter compared to 26.7 percent for the year earlier period. For the first six months of fiscal 1996, selling expenses were 26.0 percent compared with 26.8 for the same period in fiscal 1995. Selling expenses for the first six months were up about 14 percent compared to the same period a year ago and about two-thirds of the increase was due to the addition of Alnor.

Administrative expenses were 8.9 percent and 8.6 percent of net sales for the three and six-month periods ended September 30, 1995, respectively. For the same periods ended September 30, 1994, administrative expenses were 7.9 and
8.0 percent of net sales. The Company expects administrative costs to continue in a normal operating range of 7 to 9 percent of net sales through the remainder of fiscal 1996.

Other income was $44,000 in the second quarter and $148,000 in the first six months of fiscal 1996 compared with $119,000 and $160,000, respectively, for the same periods in fiscal 1995. The decrease for the second quarter of the current fiscal year is due to lower interest income due to lower cash balances following the Alnor acquisition.

The provision for income taxes was based on an estimated rate of 35 percent of pre-tax earnings for the second quarter and the six-month period of fiscal 1996 compared with the actual rate of 33 percent for the second quarter and first six months of fiscal 1995.



Liquidity and Capital Resources

Cash, cash equivalents and investments decreased by $8,457,000 to $1,094,000 at September 30, 1995, from $9,552,000 at March 31, 1995. The decrease is mainly attributable to the Alnor acqusition and the building addition at the Shoreview headquarters facility plus increases in accounts receivable and inventories.

The ratio of current assets to current liabilities was 3.2 as of September 30, 1995 compared to 3.9 as of March 31, 1995. Working capital decreased $2,626,000 to $14,229,000 at the end of the second quarter of fiscal 1996, compared to $16,855,000 at the end of fiscal 1995, due mainly to the Alnor acquisition and purchases of property, plant and equipment.

Management believes internally-generated funds and short-term borrowings on existing credit lines will provide adequate resources for supporting projected growth during the remainder of fiscal 1996.




PART II.  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K

          (a)  Exhibits:
               Exhibit 11 - Computation of per Share Earnings.

          (b)  On May 14, 1995 an 8-K report was filed pursuant to
               Item 2 of form 8-K reporting the acquisition of Alnor Instrument Company. An amendment to this report was filed on July 14, 1995.

               On October 18, 1995 an 8-K report was filed pursuant to Item 2 of form 8-K reporting the acquisition of Aerometrics, Inc.




SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:    TSI Incorporated



Date: November 14, 1995                   By:/s/Leroy M. Fingerson
                                             Leroy M. Fingerson
                                             Chairman of the Board
                                             & Chief Executive Officer

Date: November 14, 1995
                                          By:/s/Lowell D. Nystrom
                                             Lowell D. Nystrom
                                             Vice President &
                                             Chief Financial Officer