Form 10-Q
period 1995-12-31
TSI INC /MN/
filed 1996-02-15
CIK 100063

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 10549

                                  Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED DECEMBER 31, 1995

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

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Date: February 1, 1996    Number of Common Shares Outstanding:  5,535,106



                             TSI INCORPORATED

                                Form 10-Q
                 For the Quarter Ended December 31, 1995


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
(Unaudited)


                                    Three Months Ended           Nine Months Ended
                                        December 31                 December 31
                                    1995          1994          1995          1994
_______________________________ ____________  ____________  ____________  ____________

Net sales                       $20,730,421   $13,715,960   $49,074,279   $37,858,328
Cost of products sold             9,859,355     5,795,137    22,026,769    15,416,202
_______________________________ ____________  ____________  ____________  ____________
                   Gross Profit  10,871,066     7,920,823    27,047,510    22,442,126

Operating expenses:
 Research & product development   2,218,232     1,786,254     6,418,638     5,268,024
 Selling                          4,499,977     3,273,709    11,874,824     9,750,971
 Administrative                   1,349,419     1,011,727     3,798,801     2,933,546
_______________________________ ____________  ____________  ____________  ____________
                                  8,067,628     6,071,690    22,092,263    17,952,541
_______________________________ ____________  ____________  ____________  ____________
               Operating Income   2,803,438     1,849,133     4,955,247     4,489,585
Other income                         80,529        79,956       228,666       239,696
_______________________________ ____________  ____________  ____________  ____________
     Earnings Before Income Tax   2,883,967     1,929,089     5,183,913     4,729,281
Provision for income taxes        1,009,000       639,000     1,814,000     1,561,000
                                 ___________  ____________  ____________  ____________
                   Net Earnings  $1,874,967    $1,290,089    $3,369,913    $3,168,281
                                 ===========  ============  ============  ============


Net earnings per common share:        $0.33         $0.24         $0.61         $0.60
                                 ===========  ============  ============  ============

Weighted average number of shares
 computation of earnings per
 common share                     5,653,944     5,292,961     5,499,657     5,289,041
                                 ===========  ============  ============  ============

See Accompanying Notes to Consolidated Financial Statements


TSI Incorporated and Subsidiaries
Consolidated Balance Sheets


                                            Dec. 31       March 31      Dec. 31
                                             1995          1995          1994
                                          (unaudited)                 (unaudited)
________________________________________  ____________  ____________  ____________
Assets
Current Assets
 Cash and cash equivalents                 $1,200,385    $9,551,552    $7,698,888
 Investments                                        0             0     1,621,288
 Accounts receivable                       14,783,514     6,732,602     8,315,455
 Prepaid expenses                             296,974       222,629       280,409
 Inventories:
   Finished products                        2,108,783     1,699,460     1,544,374
   Work in process                          1,741,381     1,124,753     1,352,557
   Materials and supplies                   5,687,838     3,349,073     2,924,725
________________________________________  ____________  ____________  ____________
                                            9,538,002     6,173,286     5,821,656
________________________________________  ____________  ____________  ____________
                    Total Current Assets   25,818,875    22,680,069    23,737,696
Intangibles and Other Assets
 Goodwill                                   3,158,611     1,726,915     1,755,979
 Note receivable                              610,000       610,000             0
 Deferred income tax benefit                  289,073       289,073       119,130
 Other assets                               2,380,876     1,389,129     1,326,762
________________________________________  ____________  ____________  ____________
                                            6,438,560     4,015,117     3,201,871
Property, Plant and Equipment
 Land                                         128,503       128,503       438,983
 Building                                   1,039,070     1,039,070     1,039,070
 Construction in Progress                   4,187,556     1,819,482       813,139
 Machinery and equipment                   14,485,686    12,310,360    11,985,414
________________________________________  ____________  ____________ _____________
                                           19,840,815    15,297,415    14,276,606
 Less allowances for depreciation          11,488,964     9,825,402     9,545,637
________________________________________  ____________  ____________  ____________
                                            8,351,851     5,472,013     4,730,969
________________________________________  ____________  ____________  ____________
                          Total Assets    $40,609,286   $32,167,199   $31,670,536
                                          ============  ============  ============
Liabilities & Shareholders' Equity
Current Liabilities
 Accounts payable & accrued expense        $5,743,744    $2,867,214    $2,769,344
 Notes payable                                302,221             0             0
 Employee compensation                      3,099,048     2,505,273     1,978,967
 Taxes, other than income taxes               376,536       272,957       359,198
 Income taxes payable                         438,696       179,998       510,325
________________________________________  ____________  ____________  ____________
               Total Current Liabilities    9,960,245     5,825,442     5,617,834
Deferred Income Taxes                               0             0             0
________________________________________  ____________  ____________  ____________
                       Total Liabilities    9,960,245     5,825,442     5,617,834
Shareholders' Equity
 Common Shares, $.10 par value                543,686       521,206       520,371
 Additional paid-in capital                 7,654,668     6,002,771     5,894,855
 Retained Earnings                         22,337,169    19,471,422    19,363,861
 Equity adjustment from translation           113,518       346,358       273,615
 ________________________________________  ____________  ____________  ____________
             Total Shareholders' Equity    30,649,041    26,341,757    26,052,702
________________________________________  ____________  ____________  ____________
Total Liabilities & Shareholders' Equity  $40,609,286   $32,167,199   $31,670,536
                                          ============  ============  ============

See Accompanying Notes to Consolidated Financial Statements


TSI Incorporated and Subsidiaries
Consolidated Statement of Cash Flows
(Unaudited)


Nine Months Ended Dec 31,                                      1995          1994
________________________________________________________  ____________  ____________
Operating Activities:
 Net earnings                                              $3,369,913    $3,168,281
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Provision for losses on accounts receivable                 14,003        32,720
   Depreciation and amortization of property, plant
    and equipment                                           1,019,077       820,630
   Amortization of goodwill                                   118,443        87,193
   (Gain) loss on sale of assets                                  235       (12,315)
   Changes in operating assets & liabilities:
    Accounts receivable                                    (4,468,740)      (58,102)
    Prepaid expenses                                           78,081       (21,500)
    Inventories                                            (1,226,657)      200,323
    Other assets                                              458,253      (324,985)
    Accounts payable and accrued expenses                   1,146,474        59,348
    Employee compensation payable                             227,997       (63,463)
    Taxes, other than income taxes                            103,579        34,783
    Current income taxes payable                              258,698       (23,697)
    Foreign currency transaction gain                        (239,570)      (47,794)
________________________________________________________  ____________  ____________
       Net Cash Provided by Operating Activities              859,786     3,851,422

Investing Activities:
  Increase in current investments                                   0        (2,517)
  Additions to property, plant and equipment               (3,294,031)   (1,446,495)
  Proceeds from disposal of property, plant and equipment           0        19,676
  Purchase of companies, net of cash acquired              (5,817,721)            0
________________________________________________________  ____________  ____________
       Net Cash Used in Investing Activities               (9,111,752)   (1,429,336)

Financing Activities:
  Payment on short term notes                                 (41,105)            0
  Proceeds from stock options exercised                       401,424       188,482
  Proceeds from employee stock purchases                            0       308,143
  Dividends paid                                             (476,326)     (446,013)
________________________________________________________  ____________  ____________
       Net Cash Used in Financing Activities                 (116,007)       50,612

Effect of exchange rate change on cash and
 cash equivalents                                              16,806        21,689
________________________________________________________  ____________  ____________

 Increase in Cash and Cash Equivalents                     (8,351,167)    2,494,387
________________________________________________________  ____________  ____________

 Cash and cash equivalents at beginning of year             9,551,552     5,204,501
________________________________________________________  ____________  ____________
Cash and Cash Equivalents at End of Nine Months            $1,200,385    $7,698,888
                                                          ============  ============
See Accompanying Notes to Consolidated Financial Statements


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1995
                                  (Unaudited)

Note 1.   Basis of Presentation

The information included in the accompanying interim financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected or the entire year.

Note 2.   Earnings Per Share

See Exhibit 11, Computation of Per Share Earnings, on page 12 of this document.



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Results of Operations

Net sales for the three-month period ended December 31, 1995, were $20,730,000, which was up 51 percent over the $13,716,000 net sales level for the same period a year ago.

For the first nine months of fiscal 1995, the Company's net sales were $49,074,000, up 30 percent from $37,858,000, for the same nine-month period a year ago.

The Environmental Instrumentation market area, which accounted for 59 percent of the Company's business in fiscal 1995, increased about 43 percent from the same quarter a year ago and was up about 28 percent for the nine-month comparison. While sales have continued to increase year-to-year on the commercial product lines in this market area, significant events have occurred which affect year-to-year comparisons. Increased sales this year in the third quarter of about $2.3 million and for the nine-month period of about
$6.5 million were due to the May, 1995 acquisition of Alnor Instrument
Company (Alnor). For the third quarter comparison the Alnor acquisition added 28 percent while sales of other Environmental Instrumentation products increased 15 percent. For the nine-month period comparison, the sales increase from the Alnor acquisition accounted for the total sales increase. For the third quarter of the current year sales of $1 million occurred under a U.S. Army contract for TSI's Portacount(R) respirator fit testers for bio-hazard protection, while $1.5 million was shipped under a similar contract in last year's third quarter. The apparent lack of sales increases besides the increase due to the Alnor acquisition for the first nine-months of fiscal 1996 can be explained by noting that sales of $4.7 million occurred under the referenced U.S. Army contract during the first nine months of fiscal 1995 while $1 million in sales occurred for the first nine months of fiscal 1996. Hence, sales increases of about $3.7 million or 16 percent did come from other product lines.

The Research and Analytical Instrumentation market niches, which accounted for about 30 percent of fiscal 1995 net sales, increased about $4.6 million or 114 percent in the third quarter this year and increased $5.5 million or 50 percent for the nine-month period this year compared with last year. Sales increases this year in the third quarter of $2.3 million due to the October, 1995 acquisition of Aerometrics, Inc. accounts for about half of the $4.6 million sales increase over the same period a year ago. The remaining increases occurred in other Research/Analytical products. For the nine months comparison this acquisition accounted for a sales increase of 21 percent while sales of ongoing products went up 29 percent. Both fluid mechanics instrumentation and particle instrumentation contributed to the sales increase of ongoing products in this category.

Process Instrumentation, representing about 11 percent of fiscal 1995 net sales, showed a decrease in net sales of approximately 58 percent for the third quarter comparison and a decrease of about 11 percent for the nine-month comparison. Sales for the current fiscal year of LaserSpeed(R) non-contact, speed and length measuring instruments for materials processes were down compared to a year ago when a $1.2 million order was shipped for a steel plant in Korea. Third quarter sales this year were also lower otherwise due to the timing of orders and shipments for LaserSpeed Process Instruments and not due to any known downward trend.

Sales to U.S. and state government agencies including defense, comprised about 21 percent of the Company's net sales for the quarter as compared to 31 percent for the same quarter last year. For the nine months ended December 31, 1995 and 1994, sales to the U.S. and state government agencies were at 21 percent and 35 percent, respectively. A higher percentage of governmental sales was experienced during fiscal 1995, mostly because of shipments on the U.S. Army contract referred to above. Because of a new U.S. Army contract the fourth quarter of fiscal 1996 should show governmental sales to be at a higher percentage than during the first nine months. The acquisition of Alnor lowers the overall percentage of sales to governmental customers because less than 3% of Alnor sales are to governmental customers. Aerometrics which was acquired in October, 1995, is expected to have sales to governmental customers at a rate which is close to the Company's historical range overall. Since sales to government agencies represent a significant portion of the Company's sales, it is important to consider the potential effects of changes in government spending. Due to the Company's diverse line of products, sales occur in a wide range of U.S. and state government agencies, so total government sales during the past several years have been quite stable as a percentage of total sales, with the exceptions due to specific larger contracts or acquisitions.

At December 31, 1995, backlog of orders was $34.6 million compared to $8.9 million at December 31, 1994 and $11.4 million as of March 31, 1995. About $6.5 million of backlog was added from the Alnor and Aerometrics acquisitions. Orders of TSI's Portacount fit testers for about $12.4 million were received during this year's third quarter from the U.S. Army ($5.6 million) and the German Army ($6.8 million) and these orders will be shipped during fiscal 1997. Of the total backlog at December 31, 1995, about $13.9 million is for sales of Portacount devices for military use and about $1.5 million of that will be shipped during the fourth quarter ending March 31, 1995. New order bookings in the third quarter this year were $28.4 million, up from $11.9 million booked in the third quarter a year ago. New order bookings for the nine months this year were $64.2 million, up about 87 percent when compared with new order bookings of $34.4 million for the same nine-month period last year.

Gross profit margin for the third quarter ended December 31, 1995 was 52.4 percent of net sales, down from the 57.7 percent gross profit margin in the third quarter last year. Gross profit margins for the nine-month comparisons show 55.1 percent for fiscal 1996 and 59.3 percent for fiscal 1995. Historically, TSI's gross profit percentage range has been from 57 to 60 percent. The lower margins this year were mostly due to product mix changes and the effect of the Alnor and Aerometrics acquisitions. Gross profit margins at Alnor and Aerometrics have been lower than the Company's historical range and TSI's historical range can be expected to be lowered by as much as 3 percentage points because of these acquisitions. The third quarter this year was more than 3 percentage points below 57 percent and that was due to product mix fluctuations that occurred during that quarter which are not expected to continue ongoing.

Research and product development expenses as a percentage of net sales were
10.7 percent for the third quarter and 13.1 percent for the nine-month period ended December 31, 1995, compared to 13.0 percent and 13.9 percent of net sales, respectively, for the same periods last year. Actual research and product development spending was up about 24 percent in this year's third quarter and, of that, about 75 percent was due to the Alnor and Aerometric
acquisitions. For the nine-month period   this fiscal year, research and
product development spending increased about 22 percent and, of, that increase, about 60 percent came from these two acquisitions. The Company continues its commitment to growth through development of new technologies and products.
For the remainder of fiscal 1996, research and development expenses are expected to continue below the Company's historical range of 12 to 14 percent of sales.

Selling expenses were 21.7 percent of net sales for the third quarter compared to 23.9 percent for the year earlier period. For the first nine months of fiscal 1996, selling expenses were 24.2 percent compared with 25.8 percent for the same period in fiscal 1995. Selling expenses for the third quarter were up about 37 percent compared to the same period a year ago and about 60 percent of the increase was due to the addition of Alnor and Aerometrics. For the nine-month period comparison, selling expenses were up about 22 percent and the two acquisitions accounted for about 65 percent of this increase.

Administrative expenses were 6.5 percent and 7.7 percent of net sales for the three and nine-month periods ended December 31, 1995, respectively. For the same periods ended December 31, 1994, administrative expenses were 7.4 and 7.7 percent of net sales. The Company expects administrative costs to continue near the lower end or below the normal operating range of 7 to 9 percent of net sales through the remainder of fiscal 1996.

The provision for income taxes was based on an estimated rate of 35 percent of pre-tax earnings for the third quarter and the nine-month period of fiscal 1996 compared with the actual rate of 33 percent for the third quarter and first nine months of fiscal 1995.

Liquidity and Capital Resources Cash, cash equivalents and investments decreased by $8.4 million to $1.2 million at December 31, 1995, from $9,552,000 at March 31, 1995. The decrease is mainly attributable to the acquisitions and the building addition at the Shoreview headquarters facility plus increases in accounts receivable and inventories.

The ratio of current assets to current liabilities was 2.6 as of December 31, 1995 compared to 3.9 as of March 31, 1995. Working capital decreased $997,000 to $15,858,000 at the end of the third quarter of fiscal 1996, compared to $16,855,000 at the end of fiscal 1995, due mainly to the acquisitions and purchases of property, plant and equipment.

Management believes internally-generated funds and short-term borrowings on existing credit lines will provide adequate resources for supporting project growth during the remainder of fiscal 1996.




PART II.       OTHER INFORMATION

Item 6.             Exhibits and Reports on Form 8-K

               (a)  Exhibits:
                    Exhibits 11 -- Computation of Per Share Earnings.

               (b)  Reports on Form 8-K:

                    On October 18, 1995 an 8-K report was filed pursuant to
                    Item 2 of form 8-K reporting the acquisition of Aerometrics, Inc. An amendment to this report was filed on December 19, 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Registrant:    TSI Incorporated


  14 February 1996                                 By:/s/Leroy M. Fingerson
                                                   Leroy M. Fingerson
                                                   Chairman & CEO

  14 February 1996                                 By:/s/Lowell D. Nystrom
                                                   Lowell D. Nystrom
                                                   Vice President & CFO