Form 10-K
period 1996-03-31
TSI INC /MN/
filed 1996-07-01
CIK 100063

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1996.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO ______.

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

National Association of Securities Dealers
    Automated Quotation System (NASDAQ)            Common Stock, $10 par Value
(Name of each exchange on which registered)           (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of registrant as of May 31, 1996: $96,977,139..

Number of shares outstanding as of May 31, 1996: 5,612,544 shares of Common Stock, $.10 par value.

Documents incorporated by reference: See Index of Exhibits, Financial Statement Schedules and Reports on Form 8-K, located at pages 19 and F-1 of this report.

Total number of pages including cover - 33



PART I

Item 1.           BUSINESS

Development of the Business

         The Company was founded in 1961 as a manufacturer of scientific measuring instruments for research applications. In 1968, the Company went public under the name Thermo-Systems Inc. and in 1976 became TSI Incorporated. In recent years, the Company has applied its research instrumentation technology to industrial applications in order to address the needs of a variety of market niches and became a diversified, precision instrumentation company.

Recent Corporate Developments

         On May 1, 1995, the Company acquired Alnor Instrument Company in the Chicago area, an $8.5 million manufacturer of instruments for air flow and indoor air quality monitoring. This firm is synergetic with the Company's flow measuring instruments, especially for measurements of velocity and other comfort factors in building spaces for heating, ventilation and air conditioning performance.

         On October 1, 1995, the Company acquired Aerometrics, Inc. of Sunnyvale, Ca., a $7 million manufacturer of instruments for fluid mechanics and particle measurements in sprays. This addition enhances the capabilities of the Company by adding product lines in both flow measuring and particle measuring instruments.


Products

         The Company develops, manufactures and markets two classes of measuring instruments for a variety of market applications. The first involves the measurements of fluid flow characteristics of gases and liquids and surface motion of solid materials. The second involves measuring the presence of and certain characteristics of small particles and/or gases in fluids or fluid flows, such as those found in air pollution studies, workplace environments, clean rooms or industrial processes. The Company's business is characterized by many "niche" markets, wherein the utilization of a few basic measuring technologies can satisfy the measurement needs in many different industrial and research applications.

         The applications for the Company's products can also be described by considering two general market areas or drivers. These are the safety, comfort and health of people (the working environment) and productivity and quality improvements (industrial processes). Both of these cross numerous industries.

         The percentage contribution to net sales for the Company's two classes of products for the periods indicated was as follows:

                                                           Year Ended March 31,
         Classes of Products                                1996   1995   1994
         -------------------                                ----   ----   ----
         Flow measuring and surface motion instruments       65%    61%    64%
         Particle & gas measuring instruments                35%    39%    36%
                                                            ----   ----   ----
                                                            100%   100%   100%

Particle and gas measuring instruments recorded a 25 percent increase in net sales in fiscal 1996 as compared with fiscal 1995, while net sales of fluid flow and surface motion instruments increased 53 percent during the same period. There was a shift in fiscal 1996 in the percentage of total net sales toward fluid flow and surface motion instruments, mainly due to the two major acquisitions made during fiscal 1996, which added more to this product class. Also, sales of Portacount fit testers under a U.S. Army contract were lower in fiscal 1996 than in fiscal 1995, which lowered the sales increase of particle and gas measuring instruments.

Flow Measuring and Surface Motion Instruments

                              Product Technologies

         The Company's flow and surface motion measuring instruments utilize several measurement techniques, including thermal anemometry, laser-Doppler velocimetry, particle-image velocimetry and several other techniques used in certain types of products.

         Thermal technology has been used in the Company's flow measuring instruments since its earliest products were developed. A probe containing a small electrically heated element is exposed to a flow. The cooling effect of the flow on the element provides a measure of the velocity and/or flow rate in gas or liquid. The instrument can then portray the flow rate in an analog display or convert it into a digital signal for further processing by a computer. The output signal can be used to monitor, analyze or control the flow or velocity within a flow channel or process. The Company maintains an ongoing development program to further enhance this technology and add companion products and software for convenient signal analysis and data interpretation.

         For over 20 years, the Company has been developing and producing various flow measuring and surface motion measuring instruments which utilize a laser based technology, generally called laser-Doppler velocimetry (using lasers manufactured by others). These instruments use a laser beam and optical measurement technique to measure velocity and movement, rather than a probe as used with the thermal instruments. The laser instruments are used to obtain measurements in locations where a probe would be destroyed or is undesirable because it would disturb the flow of the liquid or gas being measured. This technology continues to be enhanced in a variety of ways to meet new applications. Reducing the size, increasing the ruggedness of instruments, improving accuracy, improving signal processing techniques and allowing for more than one measurement to be taken at a point in time are some of these enhancements. Also, the Company has developed and is selling a variety of user-friendly software packages to expand and enhance the application of these instruments.

         Through engineering development work, licensing and acquisition of product lines, the Company has added the capability of providing instruments and software packages that measure or map flow patterns over an area of flow around objects, ect., by visual means. This area is referred to as particle-image velocimetry because the technique is based on the simultaneous tracking of the movement of numerous particles in the flow stream. Optical techniques are used to show images of the flow patterns. This area has been emerging as an important addition to flow measuring and analysis capability which the Company expects to continue growing over the next few years.

         With the acquisition in 1986 of Handar, in Sunnyvale, California, other measurement techniques were added to the Company's capabilities, including "cup and vane" and propeller-type wind speed measuring devices, for measuring the characteristics of air and air flow. In fiscal 1996, a major new flow sensing technology was introduced to improve on the widely-used cup-and-vane anemometer for measuring wind speed and direction in outdoor environments. This patented sensor utilizes ultrasonic technologies, involves no moving parts and can be heated to prevent ice buildup when used at low temperatures.

         The fiscal 1996 acquisition of Alnor Instrument Company added to the Company's measurement technologies in the area of velocity using small propellers and pressure differentials, temperature with thermocouple and pyrometers, dew-point with condensation detectors and micromanometers for pressure measurement.

                              Product Applications

         Research applications for the Company's instruments tend to cover many different industries and are usually the earliest application of any new measuring technique. This research aspect of the Company's business continues to point toward more specific industrial applications that become larger market niches. Several industrially oriented flow measuring and surface motion market niches have been pursued by the Company over the years using the Company's developed and acquired basic technologies. These products and niches are changing with time as continuing product improvements and new applications are found.

         Productivity and quality improvement applications of flow measuring and surface motion instruments include:

         - The Company's line of research and analytical instruments for fluid mechanics, including thermal anemometers, laser-Doppler velocimeters and particle image velocimeters are mostly used for productivity and quality improvement of customers' products and processes, such as imaging of velocity and turbulence in wind tunnels, ducts and pipes and measurements and imaging in gas turbine engines and automotive exhaust gases to improve efficiency or lower pollution and noise.

         - A major industrial application is an instrument line using laser and optical techniques to measure surface speed and length of aluminum, steel and similar materials for industrial process control. This product line is performing well for measurements in rolling mills and similar metals forming operations. Applications to other materials processing have also been developed including measurement of speed, length and diameter in textile, fiber, paper and similar manufacturing. Additional engineering work has been done during the past year to adapt these instruments to measurement of speed and length for wire and cable manufacturing.

         Safety, comfort and health applications of flow measuring and surface motion instruments include measurements of air speed or flow in building spaces for heating, ventilation and air conditioning work; and measurement of air movement and other parameters in the atmosphere. An outline of product lines and niches for safety, comfort and health applications include the following:

- -        A line of portable air velocity instruments to monitor air flow and air movement in offices and industrial spaces. Ongoing development work has added accuracy and convenience to these products and in fiscal 1996 the Alnor acquisition added more products to this line of instruments, making the Company more globally competitive for a wider range of applications and prices.

- -        Air flow sensors using thermal sensing techniques to monitor and/or control air flow through laboratory fume hoods. A similar device measures and controls static pressure in laboratories and other controlled rooms like hospital isolation rooms by controlling the air flow through the space. Engineering development work has continued during the past year in order to improve performance of energy saving and safety enhancement devices for hospital isolation rooms as well as laboratories. These product lines were also broadened by the addition of room pressure monitors manufactured by Alnor Instrument Company.

- -        A new generation data collection platform used to collect and transmit meteorological and environmental data was introduced during fiscal
         1992. This platform is used in conjunction with the Company's meteorology and related monitoring systems for outdoor environmental measurements. During the past year additional software capability has been added to enhance performance and to broaden applications to other than meteorological and hydrological data collections.

- -        Instruments that determine cloud height and visibility in moving air masses using laser and optical techniques. These products are used for meteorological applications at airports and other open areas. While these products have been manufactured and sold for a number of years, additional engineering work to enhance performance and broaden applicability continued during fiscal 1996.

Particle and Gas Measuring Instruments

                              Product Technologies

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

         During fiscal 1995 and 1996, the Company received contracts to produce its Aerodynamic Particle Size (APS) for the U.S. Army and U.S. Navy to be used as an early detection device for sensing the presence of bio-hazard material in the air. These contracts have continued during fiscal 1996 and included funding for development work to further enhance the capabilities of the APS for these applications.

         During fiscal 1996 the Company acquired Aerometrics, Inc. which added significant capability in the area of measuring characteristics of droplets such as in fuel sprays, inhalants, water sprays, etc. The technology used is referred to as phase-Doppler particle analysis.

                              Product Applications

         Applications for particle and gas measuring instruments include a variety of industrial and analytical instruments designed to monitor contamination levels, to make measurements in aerosol generation studies, to measure air pollution levels in buildings or in outside air, to measure the size distribution of various powders, to measure toxic gases at waste sites, to measure indoor air quality and to test for leaks in filters and similar media. Many of the Company's particle and gas measuring instruments are used in conjunction with computers (manufactured by others) which compile and interpret the data obtained. Also, the Company has continued to develop and sell a variety of user-friendly software packages to expand and enhance the applications of these instruments.

         Like the flow measuring and surface motion instruments, the Company has expanded on research and analytical applications of its particle and gas measuring instruments by pursuing industrially oriented niches over the past several years.

         An outline of these product lines and niches which apply to the area of safety, comfort and health of people include the following:

- -        An instrument that uses particle sensing techniques to measure for leaks in face masks and respirators that result from inadequate fit, called the PORTACOUNT(R) fit tester. The products are used in industrial hygiene applications where people may be at risk from exposure to hazardous environments. This product has been fully developed and successfully marketed commercially. During fiscal 1993, the product was packaged for military use by the U.S. Army and U.S. Marines for fit testing of their gas masks and starting with fiscal 1994, production of the military version has continued through fiscal 1996. Shipments for fiscal 1997 are continuing under additional contracts from German and U.S. defense agencies and additional contracts are expected for periods beyond fiscal 1997.

- -        A portable instrument has been added for indoor air quality measurements to collect data on airborne particles (dust) in industrial settings where people work.

- -        With the addition of gas detecting sensors and instruments to this product classification through the acquisition of Transducer Research, Inc. in fiscal 1993, potential applications have expanded. During fiscal 1995 and 1996, portable instruments were introduced to measure various indoor air quality parameters including levels of carbon dioxide to indicate the "sick building syndrome" levels; and to also measure carbon monoxide. In fiscal 1996 instruments were added to measure higher concentrations of carbon dioxide encountered in food and beverage industries. Development work is continuing to add other gas detecting instruments to these product lines.

         For industrial applications where the Company's instruments are used mainly for productivity and quality improvement:

- -        Instruments that determine the efficiencies of filters and media using particle sensing techniques to measure for leaks. This product line is used for quality control by filter manufacturers and has been manufactured and marketed for several years. Additional development work occurred in fiscal 1996 to enhance and broaden the filter product testing line.

- -        Manufacturing, as an OEM supplier, instruments for monitoring the particle contamination levels in air and other gases in industrial clean room applications and residue in ultra-clean water, using particle sensors that incorporate light scattering optical techniques. These instruments are used by manufacturers of semiconductor devices, pharmaceutical products and other products which require very low contamination levels during critical manufacturing processes. Continued engineering development in fiscal 1996 added to performance capabilities of these instrument lines.

- -        Instruments added with the Aerometrics acquisition measure the size, speed and concentration of droplets in industrial sprays to assure uniform quality of devices such as fuel injectors.

Raw Materials and Parts

         The Company purchases most of its electronic components and materials from suppliers in the United States and, generally, has not experienced problems with availability. Some materials such as laser diodes and fibers for fiber optics are imported. Import restrictions could impair availability of some of these materials. Engineering design of the Company's products does not require exotic parts or materials and the selection of readily available materials has been an important design goal. The Company utilizes a vendor certification program to help maintain the quality and timeliness on incoming parts. The Company continues to seek and maintain alternative vendors and has generally been able to locate alternative sources for materials during past periods of short supply. A severe shortage of electronic parts could impair the Company's ability to produce certain products but a broad and diversified product line helps to alleviate this risk.

Customers

         The Company sells to a broad range of customers throughout the world. These customers include many industrial companies, educational institutions, research organizations and agencies of the United States and foreign governments.

         Sales to defense customers accounted for about 10 percent of total net sales in fiscal 1996, 15 percent in fiscal 1995 and 12 percent in fiscal 1994, but accounted for no more than 10 percent of total sales for each of the prior eight years. The increase in fiscal 1995 and fiscal 1994 were mainly due to sales of PortaCount fit testers under the aforementioned U.S. military contracts. The decrease in fiscal 1996 was due to a significantly lower level of defense sales in the two companies acquired during fiscal 1996 and a lower level of sales of the PortaCount fit testers to military customers.

         Reduction or changes in federal spending may adversely affect the Company's governmental and, to some extend, education sales. United States governmental sales may be canceled at the government's convenience

         Approximately 64 percent of the Company's sales during fiscal 1995 were to domestic customers, with the balance of 36 percent to international customers, mainly in Europe and the Pacific basin. Sales to international customers consist principally of products manufactured in the United States.

         Sales to international customers by classes of products, as a percentage of the Company's net sales were as follows for the periods indicated:

                                                   Year Ended March 31
                                                   -------------------
         Classes of Products                      1996     1995    1994
         -------------------                      ----     ----    ----
         Flow measuring and surface motion         26%      23%      22%
         Particle and gas measuring instruments    10%       8%       9%
                                                  ----     ----     ----
                                                   36%      31%      31%

Overall, the Company's fiscal 1996 international net sales increased about 65 percent compared to fiscal 1995 and international sales of both product classes increased at similar rates. From fiscal 1994 to fiscal 1995, international sales increased about 6 percent and at similar rates for both classes of products. The Company's fiscal 1996 export sales increased in part from the two acquisitions previously referenced.

         Further segment information about domestic vs foreign operations is included under Note I of the Notes to Consolidated Financial Statements on page 23 of the Company's 1996 Annual Report to Shareholders (Exhibit 13, page F-8). The decrease in net sales from fiscal 1994 to 1995 through foreign operations did not reflect decreases in total foreign sales, but rather a shift toward more of the foreign sales going through independent distributors. Refer to page 13 of the Management's Discussion and Analysis of Results of Operations and Financial Condition for added discussion regarding international sales..

Marketing

         The Company markets its products through Company-employed sales engineers who operate out of offices located in the United States and international sales offices located in Europe. In addition, independent sales representatives and distributors represent the Company in other domestic and international markets. The Company uses promotional catalogs, technical bulletins, seminars, displays, trade shows, insertions in catalogs of others and advertising in trade journals to promote its products. The Company's sales consist primarily of standard products as listed in its catalogs, although the Company also sells specialized products designed to meet specific customer requirements.

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

         At March 31, 1996, the Company's backlog of orders was approximately $30,007,000 compared to $11,364,000 at March 31, 1995 and $12,514,000 at March
31, 1994. The Company estimates that over 90% of the 1996 backlog will be shipped by March 31, 1997.

         As of March 31, 1996, about $12 million of the Company's backlog was due to the aforementioned military contracts for PortaCount fit testers.

Competition

         The Company's products compete with products utilizing different technologies as well as directly competitive products. For example, the Company's fluid flow measuring instruments which use thermal measurement techniques compete with instruments utilizing differential pressure or other measurement techniques. New products could be introduced by competitors that would make existing Company products obsolete. The Company's ability to compete is dependent upon its ability to develop or license products in a changing technological environment. The Company's competitive strength often comes from its ability to fit instruments to new applications on an ongoing basis such that new applications or market niches replace those where needs have changed, as well as its ability to grow by adding more niches.

         Competitive forces vary in accordance with the various market niches into which the Company sells products. Competition can best be described by starting with the two product classes and further categorizing product types in each class, as shown in the table that follows. In the table, when "significant market share" is indicated, it is due to the Company's long term presence in a niche or because the product is so unique that it may, essentially, be the only product available to make the measurement required, thus creating its own niche. The exact number of international competitors is not always known, particularly in cases where the Company does not have international experience with that product type. The Company typically confronts the same group of competitors in about 20% of its total sales.


                                    COMPETITORS                   COMPANY'S MARKET SHARE

                                Major                       Minor        Significant  Minor
Product Type               Int'l    Domestic          Int'l    Domestic     Share     Share
- --------------------------------------------------------------------------------------------
Flow Measuring and Surface Motion Instruments
- ---------------------------------------------
Flow Research                1             -           4             2         X

Industrial Flow              3             2          more         more                 X*
                                                      than 6       than 6

Lab/Room Air
 Flow Control                -             3           -             3         X*

Surface Motion               2             -           2             1         X

Meteorology/
 Environmental
 Monitoring                  4             3          more         more        X*
                                                      than 6       than 6

Particle & Gas Measuring Instruments
- ------------------------------------
Particle Research            2             2          more         more        X*
                                                      than 6       than 6

Clean Room
 Monitoring                  3             3          more         more                 X*
                                                      than 6       than 6

Respirator
 Fit Test                    1             -           -             2         X

Indoor Air
 Quality                     2             4          more         more                 X*
                                                      than 6       than 6
Spray
Measurements                 1             -              2          2         X

Filter Testing               -             1              2          -         X

- ------


*Market share varies considerably by specific product within the product type

Research and Product Development

         The Company is engaged in research and development activities principally for the development of proprietary products. These activities, which occur in all aspects of the Company's business, generally consist of the development, design and testing of potential new products with emphasis on applied (as distinct from basic) research. Approximately 75% of the Company's engineering and technical staff are engaged in research and development activities on a full-time basis. The Company also engages in some contract research work for others that varies from time to time. This type of contract work generally relates to the development of a future instrument or product enhancements to better meet market needs and applications. In addition, the Company utilizes various outside consultants in the research and development area. In fiscal year 1996, the Company spent approximately $8,993,000 (13.0% of net sales) in research and product development activities, compared to $7,196,000 (14.7% of net sales) and $6,630,000 (14.5% of net sales) in fiscal
1995 and 1994, respectively.

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

Employees

         As of March 31, 1996, the Company had 510 employees. The Company's employees are not represented by a union, except at Alnor Instrument Company, a wholly owned subsidiary acquired in fiscal 1996, where about 35 production employees are represented by an in-house union. There has never been a work stoppage due to labor difficulties and the Company considers its relations with employees to be satisfactory at all locations.

Item 2. PROPERTIES

         The Company's general offices and main manufacturing facilities are located at 500 Cardigan Road, Shoreview, Minnesota 55126. This building contains approximately 140,000 square feet. It was constructed for, and has been in use by the Company since 1976 and is well suited to the Company's operations. This building was built in three parts, the first being completed in fiscal 1977, the second part in fiscal 1981 and the third part completed in fiscal 1996. During fiscal 1996 Company completed a project to build 58,000 square feet of space as a two story addition, bringing the total to about 140,000 square feet of space at the Shoreview facility. This project, along with related furnishings, product equipment and improvements in the existing space had a total cost of about $4 million during fiscal years 1995 and 1996. The Company owns additional land at the same location on which to build about 80,000 square feet of additional space in the future as required.

         The Company also leases space for subsidiary operations and several sales offices.

Item 3. LEGAL PROCEEDINGS

         No material legal proceedings were pending or threatened against the Company or its subsidiaries as of March 31, 1996.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the year ended March 31, 1996, for a vote by the shareholders.

PART II

Item 5. MARKET FOR REGISTRANTS' COMMON EQUITY & RELATED MATTERS

         The information in the sections titled "Stock and Dividend Data" and "Stock Data" on page 11 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

Item 6. SELECTED FINANCIAL DATA

         The information in the section titled "Eleven-Year Financial Data Summary" for the year 1992 through 1996 on page 10 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The information in the section titled "Management Discussion and Analysis of Results of Operations and Financial Condition" on pages 12 through 15 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and notes thereto on pages 16 through 23 of the Company's 1996 Annual Report to Shareholders is incorporated herein by reference.

         The following supplemental financial data are included herein and should be read in conjunction with the consolidated financial statements in the Company's 1996 Annual Report to Shareholders:

         Schedule VIII: Valuation and Qualifying Accounts, page F-4.

         Schedule X: Supplementary Income Statement Information, page 3F-5

Item 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) The information concerning the Company's directors set forth in the Company's Proxy Statement for 1996 Annual Meeting of Shareholders, dated June 25, 1996, is incorporated by reference herein.

         (b)      The executive officers of the Company are:

                                    Position with the Company
      Name                Age       and Business Experience
      ----                ---       -----------------------

Leroy M. Fingerson        63        Chairman of the Board of Directors and Chief
                                    Executive Officer. Dr. Fingerson has been
                                    Chief Executive Officer of the Company since
                                    1961 and Chairman of the Board since 1986.

James E. Doubles          55        President and Chief Operating Officer since
                                    1992 and a Director. Executive Vice
                                    President and Chief Operating Officer from
                                    1989 to 1992.

Lowell D. Nystrom         60        Vice President, Treasurer and Chief
                                    Financial Officer and a Director. Mr.
                                    Nystrom has been Vice President, Treasurer and Chief Financial Officer of the Company since 1961.

         (c) Section 16(a). See the Company's Proxy Statement for 1996 Annual Meeting of Shareholders, dated June 25, 1996, which is incorporated herein by reference, referring to the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934".

         (d) There are no family relationships between and among directors or officers.

         (e) Business experience of Directors may be found in the Company's Proxy Statement for 1996 Annual Meeting of Shareholders, dated June 25, 1996, which is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference from Proxy Statement for 1996 Annual Meeting of Shareholders, dated June 25, 1996, under the caption "Executive Compensation".

Item 12. PRINCIPAL SHAREHOLDERS

         The information required by Item 12 is incorporated herein by reference from the Company's Proxy Statement for 1996 Annual Meeting of Shareholders, dated June 25, 1996, under the caption "Principal Shareholders".

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      See accompanying Index to Financial Statements on page F-1.

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K were filed during the fourth quarter of fiscal 1996.

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

                  Exhibit 10.c:* TSI Incorporated Stock Option Plan of 1988, incorporated by reference from Form S-8, File No. 33-20627, August 22, 1989.

                  Exhibit 10.d:* TSI Incorporated Stock Option Plan of 1992, incorporated by reference from Form S-8, File No. 33-66194, July 19, 1993.

                  Exhibit 10.e:*    TSI Incorporated Stock Purchase Plan
                                    of 1994, incorporated by reference from Form
                                    S-8, File No. 33-86468, November 17, 1994.

                  Exhibit 11:       Computation of Per Share Earnings

                  Exhibit 13: The Company's 1996 Annual Report to Shareholders for the fiscal year ended March 31, 1996.

                  Exhibit 21:       Subsidiaries of the Company

                  Exhibit 23:       Consent of Independent Auditors
- -------

* Indicates management contract or compensation plan or arrangement required to be filed as an exhibit.




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 26, 1996                  TSI INCORPORATED

                                     /s/ Leroy M Fingerson
                                     Leroy M. Fingerson, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behald of the Registrant and in the capacities and on the dates indicated:


      Signature                         Title                              Date

/s/ Leroy M. Fingerson     Chief Executive Officer and a Director      June 26, 1996
Leroy M. Fingerson         (Principal Executive Officer)

/s/ Lowell D. Nystrom      Vice President, Chief Financial Officer     June 26, 1996
Lowell D. Nystrom          and a Director (Principal Financial and
                           Accounting Officer)

/s/ James E. Doubles       President, Chief Operating Officer and      June 26, 1996
James E. Doubles           Director

/s/ Robert F. Gallagher    Controller and Corporate Officer            June 26, 1996
                           (Principal Accounting Officer)

/s/ John F. Carlson        Director                                    June 26, 1996
John F. Carlson

/ / Frank D. Dorman        Director                                    June 26, 1996
Frank D. Dorman

/ / Kenneth J. Roering     Director                                    June 26, 1996
Kenneth J. Roering

/s/ Donald M. Sullivan     Director                                    June 26, 1996
Donald M. Sullivan

/s/Lawrence J. Whalen      Director                                    June 26, 1996
Lawrence J. Whalen




                        TSI INCORPORATED AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS


A.       STATEMENTS OF REGISTRANT

         No separate financial statements of the Registrant are included herein as the Registrant is primarily an operating company. All subsidiary companies are wholly owned, and their indebtedness to any person other than the Registrant or its consolidated subsidiaries is, in the aggregate, less than 5% of consolidated assets at March 31, 1996. The financial statements of the Registrant and all subsidiaries are included in the consolidated financial statements.

B.       CONSOLIDATED FINANCIAL STATEMENTS

         Reference is made to the consolidated financial statements in the Company's 1996 Annual Report to Shareholders which are incorporated herein by reference in accordance with Rule 12b-23 under the Securities Exchange Act of 1934 and attached hereto.

                                                                Annual
                                                                Report    10-K
                                                                 Page     Page
                                                                 ----     ----
Quarterly Financial Information (Unaudited)                       16        -

Consolidated Statements of Earnings for the Years Ended           16        -
March 31, 1996, 1995 and 1994

Consolidated Balance Sheets - March 31, 1996 and 1995             17        -

Consolidated Statements of Cash Flows for the Years Ended
March 31, 1996, 1995, and 1994.                                   18        -

Consolidated Statements of Shareholders' Equity for Years
Ended March 31, 1996, 1995 and 1994.                              19        -

Notes to Consolidated Financial Statements                        19        -

 Independent Auditors' Report                                     24        -

C.       INDEPENDENT AUDITORS' REPORT
         ON SCHEDULES                                              -       F-3

D.       CONSOLIDATED SCHEDULES

Schedule          Description
- --------          -----------

VIII              Valuation and Qualifying Accounts               F-4

X                 Supplementary Income Statement Information      F-5

All schedules except those listed above have been omitted as not required, not applicable, or the information required therein is contained in the financial statements or the footnotes thereto.



                          Independent Auditors' Report

The Board of Directors and Shareholders
TSI Incorporated

Under date of May 17, 1996, we reported on the consolidated balance sheets of TSI Incorporated and subsidiaries as of March 31, 1996 and 1995, and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended March 31, 1996 as contained in the 1996 annual report to shareholders. These consolidated financial statement and our report thereon are incorporated in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index (see Item 8). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



Minneapolis, Minnesota                               /s/ KPMG Peat Marwick LLP
May 17, 1996


                  Schedule VIII: VALUATION AND QUALIFYING ACCOUNTS
                           TSI INCORPORATED AND SUBSIDIARIES
- ---------------------------------------------------------------------------------------
   COL. A                     COL. B           COL. C         COL. D         COL. E
- ---------------------------------------------------------------------------------------
                                             Additions
                                          (1)         (2)     Bad debts
Description                  Balance    Charged to  Charged    charged      Balance of
                            beginning   cost and    to other   against        end of
                            of Period   expenses    accounts   reserve        Period
- ---------------------------------------------------------------------------------------
Year ended
March 31, 1996
Deducted from
Asset Account:
Allowance for
doubtful accounts:          $142,000     $59,000    $96,000*   $ 30,000      $267,000

Year ended
March 31, 1995
Deducted from
Asset Accounts:
Allowance for
doubtful accounts:          $183,000     $27,000    $34,000    $102,00       $142,000

Year ended
March 31, 1994
Deducted from
Asset Accounts:
Allowance for
doubtful accounts:          $133,000     $50,000       --         --         $183,000


- ----------------
*Added in acquisitions



             Schedule X: SUPPLEMENTARY INCOME STATEMENT INFORMATION
                        TSI INCORPORATED AND SUBSIDIARIES

- --------------------------------------------------------------------------------
   COL. A                                      COL. B
- --------------------------------------------------------------------------------
                                     Charged to Costs and Expenses
    Item                                  Year Ended March 31,
                     1996                       1995                    1994
- --------------------------------------------------------------------------------
Advertising       $1,664,000                 $1,086,000                $897,000
- --------------------------------------------------------------------------------

Amounts for royalties, amortization on intangible assets, taxes other than payroll and income, and maintenance and repairs are not presented as such amounts are less than 1% of net sales.


                                  EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION                          PAGE

   11          Computation of Per Share Earnings                 F-7

   13          Annual Report to Shareholders for the             F-8
               fiscal year ended March 31, 1996

   21          Subsidiaries of the Company                       F-9

   23          Auditors' Consent                                 F-10