Form 10-Q
period 1996-06-30
TSI INC /MN/
filed 1996-08-16
CIK 100063

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 10549

                                    Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED JUNE 30, 1996.

                          Commission File Number 0-2958

                                TSI INCORPORATED
             (Exact name of registrant as specified in its charter)

          Minnesota                                    41-0843524
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)


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

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


Date: July 1, 1996              Number of Common Shares Outstanding:  5,615,644



                                TSI INCORPORATED

                                    FORM 10-Q
                       For the Quarter Ended June 30, 1996

                                                                         Page

PART I.         FINANCIAL INFORMATION                                      2

Item 1.         Financial Statements

                     Consolidated Statements of Earnings                   3

                     Consolidated Balance Sheets                           4

                     Consolidated Statements of Cash Flows                 5

                     Note to Consolidated Financial Statements             6

Item 2.         Management's Discussion and Analysis of Results of

                Operations and Financial Condition                         7-8

PART II.        OTHER INFORMATION                                          9

EXHIBIT 3            (i)   Second Amended and Restated Articles of
                           Incorporatation
                     (ii)  Restated By-Laws of  TSI Incorporated
                           Adopted Effective July 18, 1996

EXHIBIT 11      Computation of Per Share Earnings




CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

THREE MONTHS ENDED JUNE                                1996             1995
Net sales                                       $19,497,118      $13,769,918
Cost of products sold                             8,513,589        5,849,840
                        GROSS PROFIT             10,983,529        7,920,078

Operating expenses
  Research and product development                2,489,987        2,083,581
  Selling                                         4,263,387        3,636,012
  Administrative                                  1,4l4,417        1,159,547
                                                  8,167,791        6,879,140
                    OPERATING INCOME              2,815,738        1,040,938
Other income                                         65,208          104,164

        EARNINGS BEFORE INCOME TAXES              2,880,946        1,145,102

Provision for income taxes                        1,008,000          401,000

                        NET EARNINGS            $ 1,872,946      $   744,102

EARNINGS PER COMMON SHARE                       $       .16      $       .07

Weighted average number of shares for
  computation of earnings per common share       11,662,317       10,738,922



See notes to consolidated financial statements.


CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                          June 30          March 31           June 30
                                                            1996             1996              1995
                                                         (UNAUDITED)                        (unaudited)
ASSETS
 CURRENT ASSETS
  Cash and cash equivalents                             $ 1,821,818      $   688,055      $ 1,813,934
  Accounts receivable                                    14,542,798       15,533,541        9,805,537
  Prepaid expenses                                          602,858          310,483          470,668
  Inventories
   Finished products                                      2,635,699        2,462,381        2,043,771
   Work-in-process                                        2,424,232        1,782,462        1,579,184
   Materials and supplies                                 6,614,051        6,635,571        4,713,137
                                                         11,673,982       10,880,414        8,336,092
                       TOTAL CURRENT ASSETS              28,641,456       27,412,493       20,426,231

INTANGIBLES AND OTHER ASSETS
  Goodwill                                                2,846,883        2,991,222        2,638,398
  Note receivable                                           610,000          610,000          610,000
  Deferred income tax benefit                               721,020          721,020          289,073
  Other assets                                            2,297,078        2,377,558        2,590,969
                                                          6,474,981        6,699,800        6,128,440
PROPERTY, PLANT AND EQUIPMENT
  Land                                                      128,503          128,503          128,503
  Buildings                                               3,564,863        3,564,863        1,039,070
  Construction in progress                                  370,772          236,747        2,564,706
  Machinery and equipment                                16,832,046       16,301,710       13,549,419
                                                         20,896,184       20,231,823       17,281,698
  Less allowance for depreciation                        12,234,491       11,831,980       10,494,015
                                                          8,661,693        8,399,843        6,787,683
                               TOTAL ASSETS             $43,778,130      $42,512,136      $33,342,354

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                 $ 3,752,340      $ 4,863,403      $ 3,647,733
  Employee compensation                                   2,489,449        3,118,417        1,926,276
  Taxes, other than income taxes                            588,635          306,227          347,601
  Income taxes payable                                    1,455,706          626,139          548,336

                  TOTAL CURRENT LIABILITIES               8,286,130        8,914,186        6,469,946
                          TOTAL LIABILITIES               8,286,130        8,914,186        6,469,946

SHAREHOLDERS' EQUITY
  Common shares, $.10 par value                           1,122,979          559,083          522,636
  Additional paid-in capital                              8,385,893        8,800,846        6,068,126
  Retained earnings                                      25,850,780       24,202,036       20,031,259
  Equity adjustment from translation                        132,348           35,985          250,387
                 TOTAL SHAREHOLDERS' EQUITY              35,492,000       33,597,950       26,872,408

 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $43,778,130      $42,512,136      $33,342,354




See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited )

THREE MONTHS ENDED JUNE 30                                                     1996              1995
OPERATING ACTIVITIES
 Net earnings                                                           $ 1,872,946       $   744,102
 Adjustments to reconcile net earnings to net cash
  provided by operating activities:
   Provision for losses on accounts receivable                                  --              14,170
   Depreciation and amortization of property, plant and equipment            439,555           302,698
   Amortization of goodwill                                                  144,339            29,062
   Changes in operating assets and liabilities:
    Accounts receivable                                                      990,743        (1,430,152)
    Prepaid expenses                                                        (292,375)         (166,582)
    Inventories                                                             (793,568)         (919,453)
    Other assets                                                              80,480            48,160
    Accounts payable and accrued expenses                                 (1,111,063)         (345,455)
    Employee compensation payable                                           (628,968)         (578,997)
    Taxes, other than income taxes                                           282,408            74,644
    Current income taxes payable                                             829,567           368,338
  Foreign currency translation gain (loss)                                    83,643           (96,756)

               NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        1,897,707        (1,956,221)

INVESTING ACTIVITIES
  Additions to property, plant and equipment                                (707,866)       (1,197,371)
  Purchase of companies, net of cash acquired                                   --          (4,496,850)
                             NET CASH USED IN INVESTING ACTIVITIES          (707,866)       (5,694,221)

FINANCING ACTIVITIES
  Proceeds from stock options exercised                                      148,943            66,784
  Dividends paid                                                            (224,202)         (156,424)
                             NET CASH USED IN FINANCING ACTIVITIES          (75,259)          (89,640)

Effect of exchange rate changes on cash and cash equivalents                 19,181             2,463

                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        1,133,763        (7,737,619)

Cash and cash equivalents at beginning of year                              688,055         9,551,552

            CASH AND CASH EQUIVALENTS AT END OF THREE MONTH PERIOD      $ 1,821,818       $ 1,813,933




See notes to consolidated financial statements.






NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1996
                                   (Unaudited)

Note 1.  Basis of Presentation

         The information included in the accompanying interim financial statements is unauditied. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

Note 2.  Earnings Per Share

         See Exhibit 11, Computation of Per Share Earnings, of this document.



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the three month period ended June 30, 1996 were $19,497,000. This represents an increase of 42 percent from $13,770,000 for the same period a year ago.

Sales of products for the Comfort, Safety and Health of People accounted for 68 percent of the Company's total business and experienced 41 percent growth in net sales during the first quarter, compared to the same quarter a year ago. This area accounted for 66 percent of the Company's business in fiscal 1996, ended March 31, 1996. Contributing to this growth was shipments of about $3.1 million under contracts with the U.S. Army and German Army to furnish respirator fit testers for bio-hazard protection.

Sales of products for Productivity and Quality Improvement were at 32 percent of total sales for the fiscal 1997 first quarter and net sales increased about 43 percent over last year's first quarter. Most of the sales increase for the quarter in this category came from the October, 1996 acquisition of Aerometrics, Inc.

Sales to U.S. and state government agencies including defense, comprised about 21 percent of the Company's net sales for the fiscal 1997 first quarter, as compared to 18 percent for the same fiscal 1996 quarter. A higher percentage of governmental sales was experienced during the first quarter of fiscal 1997, mostly because of shipments of respirator fit testers to the U.S. Army and there were not such shipments during the fiscal 1996 first quarter. Since sales to government agencies represent a significant portion of the Company's sales, it is important to consider the potential effects of changes in government spending. Due to the Company's diverse line of products, sales normally occur in a wide range of U.S. and state government agencies, so total government sales have been quite stable as a percentage of total sales. However, shifts have occurred because of changes from quarter-to-quarter and year-to-year in shipments under contracts with the U.S. Army for the Company's PORTACOUNT(R) respirator fit testers and the typical percentage was lowered due to a normally lower percentage of sales to government agencies for the two acquisitions made during fiscal 1996.

During the first quarter, backlog of orders decreased from $30.0 million at March 31, 1996 to $25.3 million at June 30, 1996, compared to backlog of $18.5 million at June 30, 1995. The backlog decrease since March 31, 1996 was mainly due to shipments under the previously referenced army contracts, which were added to backlog during fiscal 1996. Also, no major new contracts were added to backlog during the first quarter of this year.

Gross profit for this quarter was 56.3 percent of net sales compared to 57.5 percent for the first quarter last year. The lower gross profit percentage for the first three months this year was due to the effect of normally lower gross profit margins at the companies acquired in fiscal 1996.

Research and product development expenses were 12.8 percent of net sales for the three month period ended June 30, 1996, as compared to 15.1 percent of net sales for the same period last year. The decrease in research and product development expenses as a percentage of net sales is mostly the result of increased sales in the fiscal 1997 period as compared to fiscal 1996. Actual research and product development spending was up about 20 percent in the quarter and acquisitions accounted for about 75 percent of that increase. Development of new technologies and products continues to be a significant contribution to the Company's growth strategies. For all of fiscal 1997 research and product development expenses are expected to continue in the Company's historical range of 12 to 14 percent of sales.

Selling expenses were 22 percent of net sales for the first three months of fiscal 1997 compared to 26 percent of net sales for the same period in fiscal 1996. The decrease in selling expenses as a percentage of net sales corresponded to higher sales volume in this year's first quarter. Actual expenses rose 17 percent due to acquisitions previously discussed, the higher volume of sales, several major trade shows and sales meetings during this year's first quarter.

Administrative expenses were 7.3 percent and 8.4 percent for the quarters ending June 30, 1997 and 1997 receptively. The Company expects administrative costs to continue in an operating range of 7 to 9 percent of net sales through the remainder of fiscal 1997.

Other income was $65,000 in the first quarter of fiscal 1997 compared to $104,000 in the first quarter of fiscal 1996. This decrease is primarily due to lower interest income this year and fluctuations in foreign currency transactions.

The provision for income taxes was at the rate of 35 percent of pre-tax earnings for the first quarters of both fiscal 1997 and 1996.

Liquidity and Capital Resources

Cash and cash equivalents increased by $1,134,000 to $1,822,000 at June 30, 1996 from $688,000 at March 31, 1996. The increase is mainly attributable to increased net earning.

The ratio of current assets to current liabilities was 3.5 as of June 30, 1996 compared to 3.1 as of March 31, 1996. Working capital increased $1.9 million to $20.4 million at the end of the first quarter of fiscal 1997, compared to $14.0 million at the end of fiscal 1996.

Management believes internally-generated funds and short-term borrowings on existing credit lines will provide adequate resources for supporting operations during the remainder of fiscal 1997.


PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a vote of Security Holders.

         On July 18, 1996, the Company conducted its annual meeting of stockholders. Of the 5,612,544 shares of the Company's common stock entitled to vote at the meeting, 5,004,205 shares were present at the meeting in person or by proxy.

         The three people designated by the Company's Board of Directors as nominees for director were elected, with voting as follows:

                Nominee                 Total Votes For   Total Votes Withheld
                John F. Carlson            4,779,347            224,800
                James E. Doubles           4,779,347            224,712
                Lowell D. Nystrom          4,779,347            224,575

         Stockholders voted to ratify the appointment of KPMG Peat Marwick LLP as the independent auditors for the Company for the fiscal year ending March 31, 1997. There were 4,996,958 votes in favor of ratification, 3,550 votes against ratification and 3,697 shares specifically abstained from voting on the matter.

         Stockholders also voted to adopt the Second Amended and Restated Articles of Incorporation of the Company, as presented in the Proxy Statement dated 25 June 1996, which increased the number of authorized shares of common stock of the Company from 8,000,000 to 30,000,000, revised language considering the management of the Company to conform with current Minnesota law and practice, made the language of the Articles gender neutral and corrected the Company's address. There were 4,266,991 votes in favor, 715,100 votes against and 22,114 votes abstaining.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

                  Exhibit 3 -

                           (i)  Second Amended and Restated Articles of
                                Incorporation

                           (ii) Restated By-Laws of TSI Incorporated Adopted
                                Effective July 18, 1996.

                  Exhibit 11 - Computation of Per Share Earnings

         (b)      Reports on Form 8-K:

                  No reports on Form 8-K have been filed by the Registrant during the quarter for which this report is being filed.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

Registrant:       TSI Incorporated



13 August 1996                          By:  /s/_______________________________
                                             James E. Doubles
                                             President & COO


                                        By:  /s/_______________________________
                                             Lowell D. Nystrom
                                             Vice President & CFO