Form 10-Q
period 1996-09-30
TSI INC /MN/
filed 1996-11-13
CIK 100063

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 10549

                                    Form 10-Q

X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED
         SEPTEMBER 30, 1996.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 20 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                           Yes _X_           No___

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Date: November 8, 1996          Number of Common Shares Outstanding:  11,279,442
     -----------------                                               -----------

                                TSI INCORPORATED

                                    FORM 10-Q
                    For the Quarter Ended September 30, 1996

                                                                            Page
                                                                            ----

PART I.                    FINANCIAL INFORMATION                              2

Item 1.                    Financial Statements

                             Consolidated Balance Sheets                      3

                             Consolidated Statements of Cash Flows            4

                             Consolidated Statements of Earnings              5

                             Note to Consolidated Financial Statements        6

Item 2.                    Management's Discussion and Analysis of Results of

                           Operations and Financial Condition             7 - 8

PART II.                   OTHER INFORMATION                                  9

EXHIBIT 11                 Computation of Per Share Earnings




CONSOLIDATED BALANCE SHEETS
                                                                                SEPT. 30     March 31       Sept. 30
                                                                                  1996         1996           1995
                                                                               (UNAUDITED)                 (unaudited)
                                                                             -----------    -----------    -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                  $ 4,761,585    $   688,055    $ 1,094,300
  Accounts receivable                                                         12,181,593     15,533,541      9,567,715
  Prepaid expenses                                                               559,830        310,483        412,937
  Inventories
    Finished products                                                          2,817,891      2,462,381      2,179,427
    Work-in-process                                                            2,500,940      1,782,462      2,314,136
    Materials and supplies                                                     7,067,545      6,635,571      5,055,945
                                                                             -----------    -----------    -----------
                                                                              12,386,376     10,880,414      9,549,508
                                                                             -----------    -----------    -----------
                                                     TOTAL CURRENT ASSETS     29,889,384     27,412,493     20,624,460

INTANGIBLES AND OTHER ASSETS
  Goodwill                                                                     2,801,257      2,991,222      2,611,461
  Note receivable                                                                610,000        610,000        610,000
  Deferred income tax benefit                                                    721,020        721,020        289,073
  Other assets                                                                 2,231,990      2,377,558      2,270,614
                                                                             -----------    -----------    -----------
                                                                               6,364,267      6,699,800      5,781,148
PROPERTY, PLANT AND EQUIPMENT
  Land                                                                           128,503        128,503        128,503
  Buildings                                                                    3,564,863      3,564,863      1,039,070
  Construction in progress                                                       567,325        236,747      3,500,027
  Machinery and equipment                                                     17,301,013     16,301,710     13,724,044
                                                                             -----------    -----------    -----------
                                                                              21,561,704     20,231,823     18,391,644
  Less allowance for depreciation                                             12,696,454     11,831,980     10,805,132
                                                                             -----------    -----------    -----------
                                                                               8,865,250      8,399,843      7,586,512
                                                                             -----------    -----------    -----------
                                                             TOTAL ASSETS    $45,118,901    $42,512,136    $33,992,120
                                                                             ===========    ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                      $ 4,297,368    $ 4,863,403    $ 3,718,892
  Notes payable                                                                     --             --          160,936
  Employee compensation                                                        3,285,967      3,118,417      2,338,085
  Taxes, other than income taxes                                                 309,420        306,227        178,027
  Income taxes payable                                                           349,698        626,139           --
                                                                             -----------    -----------    -----------
                                                TOTAL CURRENT LIABILITIES      8,242,453      8,914,186      6,395,940
                                                                             -----------    -----------    -----------
                                                        TOTAL LIABILITIES      8,242,453      8,914,186      6,395,940

SHAREHOLDERS' EQUITY
  Common shares, $.10 par value                                                1,125,287        559,083        526,878
  Additional paid-in capital                                                   8,454,374      8,800,846      6,286,979
  Retained earnings                                                           27,235,049     24,202,036     20,625,728
  Equity adjustment from translation                                              61,738         35,985        156,595
                                                                             -----------    -----------    -----------
                                               TOTAL SHAREHOLDERS' EQUITY     36,876,448     33,597,950     27,596,180

                                                                             -----------    -----------    -----------
                               TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $45,118,901    $42,512,136    $33,992,120
                                                                             ===========    ===========    ===========

See notes to consolidated financial statements.





CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
SIX MONTHS ENDED SEPTEMBER 30                                                              1996            1995
                                                                                    -----------     -----------
OPERATING ACTIVITIES
  Net earnings                                                                      $ 3,482,246     $ 1,494,946
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
      Provision for losses on accounts receivable                                           994          14,204
      Depreciation and amortization of property, plant and equipment                    903,903         638,534
      Amortization of goodwill                                                          189,965          69,999
        Loss on sale of assets                                                             --               235
      Changes in operating assets and liabilities:
        Accounts receivable                                                           3,350,954      (1,192,364)
        Prepaid expenses                                                               (249,347)       (108,851)
        Inventories                                                                  (1,505,962)     (2,132,869)
        Other assets                                                                    145,568         368,515
        Accounts payable and accrued expenses                                          (566,035)       (274,296)
        Employee compensation payable                                                   167,550        (167,188)
        Taxes, other than income taxes                                                    3,193         (94,930)
        Current income taxes payable                                                   (276,441)       (179,998)
      Foreign currency translation gain (loss)                                            5,200        (183,519)
                                                                                    -----------     -----------
                             NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      5,651,788      (1,747,582)
                                                                                    -----------     -----------

INVESTING ACTIVITIES
  Additions to property, plant and equipment                                         (1,375,819)     (2,341,344)
  Purchase of companies, net of cash acquired                                              --        (4,510,850)
                                                                                    -----------     -----------
                                           NET CASH USED IN INVESTING ACTIVITIES     (1,375,819)     (6,852,194)
                                                                                    -----------     -----------

FINANCING ACTIVITIES
  Proceeds from note                                                                       --           160,936
  Proceeds from stock options exercised                                                 219,732         289,879
  Dividends paid                                                                       (449,233)       (312,799)
                                                                                    -----------     -----------
                                           NET CASH USED IN FINANCING ACTIVITIES       (229,501)        138,016
                                                                                    -----------     -----------

Effect of exchange rate changes on cash and cash equivalents                             27,062           4,508
                                                                                    -----------     -----------
                                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      4,073,530      (8,457,252)
                                                                                    -----------     -----------

Cash and cash equivalents at beginning of year                                          688,055       9,551,552
                                                                                    -----------     -----------
                            CASH AND CASH EQUIVALENTS AT END OF SIX MONTH PERIOD    $ 4,761,585     $ 1,094,300
                                                                                    ===========     ===========

See notes to consolidated financial statements.




CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)


                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                        SEPTEMBER 30                  SEPTEMBER 30
                                                      1996           1995           1996           1995
                                               -----------    -----------    -----------    -----------
Net sales                                      $19,314,726    $14,573,940    $38,811,844    $28,343,858
Cost of products sold                            8,474,322      6,317,574     16,987,911     12,167,414
                                               -----------    -----------    -----------    -----------
                               GROSS PROFIT     10,840,404      8,256,366     21,823,933     16,176,444

Operating expenses
  Research and product development               2,787,799      2,116,825      5,277,786      4,200,406
  Selling                                        4,197,664      3,738,835      8,461,051      7,374,847
  Administrative                                 1,486,520      1,289,835      2,900,937      2,449,382
                                               -----------    -----------    -----------    -----------
                                                 8,471,983      7,145,495     16,639,774     14,024,635
                                               -----------    -----------    -----------    -----------
                           OPERATING INCOME      2,368,421      1,110,871      5,184,159      2,151,809
Other income                                       107,879         43,973        173,087        148,137
                                               -----------    -----------    -----------    -----------
               EARNINGS BEFORE INCOME TAXES      2,476,300      1,154,844      5,357,246      2,299,946

Provision for income taxes                         867,000        404,000      1,875,000        805,000
                                               -----------    -----------    -----------    -----------
                               NET EARNINGS    $ 1,609,300    $   750,844    $ 3,482,246    $ 1,494,946
                                               ===========    ===========    ===========    ===========
EARNINGS PER COMMON SHARE                      $       .14    $       .07    $       .30    $       .14
                                               ===========    ===========    ===========    ===========
Weighted average number of shares
  for computation of
  earnings per common share                     11,806,557     10,886,712     11,673,955     10,825,864



See notes to consolidated financial statements.






NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                            September 30, 1996
                                                  (Unaudited)

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

Note 2.  Earnings Per Share

         See Exhibit 11, Computation of Per Share Earnings, on page 12 of this document.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the three month period ended September 30, 1996, were $19,315,000, which represents an increase of 33 percent from $14,574,000 for the same period last year.

For the first six months of fiscal 1997, the Company's net sales were $38,812,000, up 37 percent from $28,344,000, for the same six-month period a year ago.

Sales of products for the Safety, Comfort and Health of People increased 39 percent and accounted for 72 percent of the Company's total business during the second quarter, compared to 68 percent for the same quarter a year ago. For the six months ended September 30, 1996, sales of Safety, Comfort and Health products increased 41 percent and represented 69 percent of total sales compared with 67 percent for last year's first half. This area accounted for 66 percent of the Company's business in fiscal 1996, ended March 31, 1996. Contributing to this growth was shipments of about $6.8 million under contracts with the U.S. Army and German army to furnish Portacount(R) respirator fit testers for bio-hazard protection.

Sales of products for Productivity and Quality Improvement increased 19 percent and were at 28 percent of total sales for the fiscal 1997 second quarter compared with 32 percent a year ago. For the six months ended September 30, 1996, sales of Productivity and Quality Improvement products increased 29 percent, making up 31 percent of total sales compared with 33 percent for last year's first half. For fiscal 1996, ended March 31, 1996, this category accounted for 34 percent of the Company's business. The sales increase in this category came from the October, 1996 acquisition of Aerometrics, Inc., partially offset by a decrease in sales of other productivity and quality measuring instruments. This decrease resulted from year-to-year differences in shipments of larger orders and some weakness in sales bookings during the summer months which is not considered to represent any downward trend.

Sales to U.S. and state government agencies including defense, comprised about 26 percent of the Company's net sales for the quarter as compared to 22 percent for the same quarter last year. For the six months ended September 30, 1996 and 1995, sales to the U.S. and state government agencies were at 23 percent and 20 percent, respectively. A higher percentage of governmental sales was experienced during the first six months of fiscal 1997, mostly because of shipments on the U.S. military contract referred to above and there were not such shipments during the first half of fiscal 1996. The second half of fiscal 1997 should show governmental sales to be at a percentage similar to the first six months. Since sales to government agencies represent a significant portion of the Company's sales, it is important to consider the potential effects of changes in government spending. Due to the Company's diverse line of products, sales usually occur in a wide range of U.S. and state government agencies, so total government sales during the past several years have been quite stable as a percentage of total sales. However, shifts have occurred because of changes from quarter-to-quarter and year-to-year in shipments under contracts with the U.S. military agencies for the Company's Portacount(R) respirator fit testers and the typical percentage was lowered due to a normally lower percentage of sales to government agencies for the two acquisitions made during fiscal 1996.

During the second quarter, backlog of orders increased from $25.3 million at June 30, 1996 to $25.9 million at September 30, 1996, and compared to backlog of $22.5 million at September 30, 1996. Order bookings were stronger at $19.9 million in the second quarter ended September 30, 1996 compared to the $15.0 million in the first quarter ended June 30, 1996. The largest single order during the second quarter was $1.3 million for additional Portacount respirator fit testers to be used by the U.S. Air Force. Other orders reflected increased sales bookings across most of the Company's product lines without any dominant factors.

Gross profit margin for the second quarter ended September 30, 1996 was 56.1 percent of net sales compared with the 56.7 percent gross profit margin in the second quarter last year. Six-month gross profit margin were 56.2 percent this year compared to 57.1 percent a year ago. The lower gross profit percentage for the first six months this year was due to the effect of normally lower gross profit margins at the companies acquired in fiscal 1996.

Research and product development expenses as a percentage of net sales were 14.4 percent for the second quarter and 13.6 percent for the six month period ended September 30, 1996, compared to 14.5 percent and 14.8 percent of net sales, respectively, for the same periods last year. Actual research and product development spending was up about 26 percent in the first six months and, of that, about 40 percent was due to the fiscal 1996 acquisitions. The Company continues its commitment to growth through development of new technologies and products. For all of fiscal 1997, research and development expenses are expected to continue near the Company's historical range of 12 to 14 percent of sales.

Selling expenses were 21.7 percent of net sales for the second quarter compared to 25.7 percent for the year earlier period. For the first six months of fiscal 1997, selling expenses were 21.8 percent compared with 26.0 percent for the same period in fiscal 1996. Selling expenses for the first six months were up about 15 percent compared to the same period a year ago and about 45 percent of the increase was due to the fiscal 1996 acquisitions. The decrease in selling expenses as a percentage of net sales corresponded to higher sales volume in this year's first half.

Administrative expenses were 7.7 percent and 7.5 percent of net sales for the three and six-month periods ended September 30, 1996, respectively. For the same periods ended September 30, 1995, administrative expenses were 8.9 and 8.6 percent of net sales. The Company expects administrative costs to continue in a normal operating range of 7 to 9 percent of net sales through the remainder of fiscal 1997.

Other income was $108,000 in the second quarter and $173,000 in the first six months of fiscal 1997 compared with $44,000 and $148,000, respectively, for the same periods in fiscal 1996. The increase for the second quarter of the current fiscal year is due to higher interest income due to higher cash balances along with fluctuations due to foreign currency transactions.

The provision for income taxes was at the rate of 35 percent of pre-tax earnings for the second quarters and six month periods of both fiscal 1997 and 1996.

Liquidity and Capital Resources

Cash, cash equivalents and investments increased by $4,074,000 to $4,762,000 at September 30, 1996 from $688,000 at March 31, 1996. The increase is mainly attributable to increased net earnings and decreased accounts receivable, partially offset by increases in inventory and property, plant and equipment.

The ratio of current assets to current liabilities was 3.6 as of September 30, 1996, compared to 3.1 as of March 31, 1996. Working capital increased $3,149,000 to $21,647,000 at the end of the second quarter of fiscal 1997, compared to $18,498,000 at the end of fiscal 1996.

Management believes internally-generated funds and short-term borrowings on existing credit lines will provide adequate resources for supporting operations during the remainder of fiscal 1997.



PART II.          OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

           (a)      Exhibits:
                    Exhibit 11 - Computation of Per Share Earnings
                    Exhibit 27 - Financial Data Schedule filed electronically

           (b)      Reports on Form 8-K:
                    No reports on Form 8-K have been filed by the Registrant during the quarter for which this report is being filed.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

Registrant:       TSI Incorporated


Date: November 13, 1996                  By:__________________
                                            /s/James E. Doubles
                                            President & COO

Date: November 13, 1996                  By:____________________
                                            /s/Lowell D. Nystrom
                                            Vice President & CFO