Form 10-Q
period 1996-12-31
TSI INC /MN/
filed 1997-02-05
CIK 100063

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 10549

                                    Form 10-Q

X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED
         DECEMBER 31, 1996

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

                        Yes __X__           No ____

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Date: January 31, 1997         Number of Common Shares Outstanding   11,350,249
      -------------------                                          ------------



                                TSI INCORPORATED

                                    FORM 10-Q
                     For the Quarter Ended December 31, 1996

                                                                        Page

PART I.         FINANCIAL INFORMATION                                     2

Item 1.         Financial Statements

                   Consolidated Statement of Earnings                     3

                   Consolidated Balance Sheets                            4

                   Consolidated Statements of Cash Flows                  5

                   Note to Consolidated Financial Statements              6

Item 2.         Management's Discussion and Analysis of Results of
                Operations and Financial Condition                      7 - 8

PART II.        OTHER INFORMATION                                         9

EXHIBIT 11      Computation of Per Share Earnings                        12




CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                               DECEMBER 31                     DECEMBER 31
                                           1996           1995            1996            1995
                                       -----------     -----------     -----------     -----------
Net sales                              $22,329,666     $20,730,421     $61,141,510     $49,074,279
Cost of products sold                    9,926,126       9,859,355      26,914,037      22,026,769
                                       -----------     -----------     -----------     -----------
                      GROSS PROFIT      12,403,540      10,871,066      34,227,473      27,047,510

Operating expenses
  Research and product development       2,789,140       2,218,232       8,066,926       6,418,638
  Selling                                4,833,647       4,499,977      13,294,698      11,874,824
  Administrative                         1,520,823       1,349,419       4,421,760       3,798,801
                                       -----------     -----------     -----------     -----------
                                         9,143,610       8,067,628      25,783,384      22,092,263
                                       -----------     -----------     -----------     -----------
                  OPERATING INCOME       3,259,930       2,803,438       8,444,089       4,955,247

Other income                               114,168          80,529         287,255         228,666
                                       -----------     -----------     -----------     -----------
      EARNINGS BEFORE INCOME TAXES       3,374,098       2,883,967       8,731,344       5,183,913

Provision for income taxes               1,181,000       1,009,000       3,056,000       1,814,000
                                       -----------     -----------     -----------     -----------
                      NET EARNINGS     $ 2,193,098     $ 1,874,967     $ 5,675,344     $ 3,369,913
                                       ===========     ===========     ===========     ===========

EARNINGS PER COMMON SHARE              $       .19     $       .17     $       .49     $       .31
                                       ===========     ===========     ===========     ===========

Weighted average number of shares
  for computation of
  earnings per common share             11,713,802      11,307,888      11,690,791      10,999,314


See notes to consolidated financial statements.




CONSOLIDATED BALANCE SHEETS
                                                    DEC. 31        March 31         Dec. 31
                                                     1996            1996            1995
                                                  (UNAUDITED)                     (unaudited)
                                                  -----------     -----------     -----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $ 3,205,382     $   688,055     $ 1,200,385
  Accounts receivable                              17,436,596      15,533,541      14,783,514
  Prepaid expenses                                    431,638         310,483         296,974
  Inventories
    Finished products                               2,455,016       2,462,381       2,108,783
    Work-in-process                                 2,886,050       1,782,462       1,741,381
    Materials and supplies                          7,490,468       6,635,571       5,687,838
                                                  -----------     -----------     -----------
                                                   12,831,534      10,880,414       9,538,002
                                                  -----------     -----------     -----------
                         TOTAL CURRENT ASSETS      33,905,150      27,412,493      25,818,875

INTANGIBLES AND OTHER ASSETS
  Goodwill                                          2,856,179       2,991,222       3,158,611
  Note receivable                                     595,577         610,000         610,000
  Deferred income tax benefit                         721,020         721,020         289,073
  Other assets                                      2,392,392       2,377,558       2,380,876
                                                  -----------     -----------     -----------
                                                    6,565,168       6,699,800       6,438,560
PROPERTY, PLANT AND EQUIPMENT
  Land                                                128,503         128,503         128,503
  Buildings                                         3,568,981       3,564,863       1,039,070
  Construction in progress                            439,124         236,747       4,187,556
  Machinery and equipment                          17,912,736      16,301,710      14,485,686
                                                  -----------     -----------     -----------
                                                   22,049,344      20,231,823      19,840,815
  Less allowance for depreciation                  13,105,193      11,831,980      11,488,964
                                                  -----------     -----------     -----------
                                                    8,944,151       8,399,843       8,351,851
                                                  -----------     -----------     -----------
                                 TOTAL ASSETS     $49,414,469     $42,512,136     $40,609,286
                                                  ===========     ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses           $ 5,294,937     $ 4,863,403     $ 5,743,744
  Notes payable                                          --              --           302,221
  Employee compensation                             4,020,752       3,118,417       3,099,048
  Taxes, other than income taxes                      634,693         306,227         376,536
  Income taxes payable                                402,812         626,139         438,696
                                                  -----------     -----------     -----------
                    TOTAL CURRENT LIABILITIES      10,353,194       8,914,186       9,960,245

                                                  -----------     -----------     -----------
                            TOTAL LIABILITIES      10,353,194       8,914,186       9,960,245

SHAREHOLDERS' EQUITY
  Common shares, $.10 par value                     1,129,767         559,083         543,686
  Additional paid-in capital                        8,573,413       8,800,846       7,654,668
  Retained earnings                                29,146,109      24,202,036      22,337,169
  Equity adjustment from translation                  211,986          35,985         113,518
                                                  -----------     -----------     -----------
                   TOTAL SHAREHOLDERS' EQUITY      39,061,275      33,597,950      30,649,041

                                                  -----------     -----------     -----------
   TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $49,414,469     $42,512,136     $40,609,286
                                                  ===========     ===========     ===========


See notes to consolidated financial statements.





CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SIX MONTHS ENDED DECEMBER 31                                                  1996             1995
                                                                          -----------      -----------

OPERATING ACTIVITIES
  Net earnings                                                            $ 5,675,344      $ 3,369,913
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
     Provision for losses on accounts receivable                                6,994           14,003
     Depreciation and amortization of property, plant and equipment         1,414,525        1,019,077
     Amortization of goodwill                                                 137,899          118,443
       Gain on sale of assets                                                   4,337              235
     Changes in operating assets and liabilities:
       Accounts receivable                                                 (1,565,906)      (4,468,740)
       Prepaid expenses                                                      (121,155)          78,081
       Inventories                                                         (1,422,492)      (1,226,657)
       Other assets                                                           272,361          458,253
       Accounts payable and accrued expenses                                  360,506        1,146,474
       Employee compensation payable                                          831,037          227,997
       Taxes, other than income taxes                                         304,273          103,579
       Current income taxes payable                                          (223,327)         258,698
     Foreign currency translation gain (loss)                                 162,749         (239,570)
                                                                          -----------      -----------
                            NET CASH PROVIDED BY OPERATING ACTIVITIES       5,837,145          859,786
                                                                          -----------      -----------

INVESTING ACTIVITIES
  Additions to property, plant and equipment                               (1,881,813)      (3,294,031)
  Proceeds from disposal of property, plant and equipment                       4,526             --
  Purchase of companies, net of cash acquired                              (1,081,764)      (5,817,721)
                                                                          -----------      -----------
                                NET CASH USED IN INVESTING ACTIVITIES      (2,959,051)      (9,111,752)
                                                                          -----------      -----------

FINANCING ACTIVITIES
  Proceeds from note                                                             --            (41,105)
  Proceeds from stock options exercised                                       343,249          401,424
  Dividends paid                                                             (731,269)        (476,326)
                                                                          -----------      -----------
                                NET CASH USED IN FINANCING ACTIVITIES        (388,020)        (116,007)
                                                                          -----------      -----------

Effect of exchange rate changes on cash and cash equivalents                   27,253           16,806
                                                                          -----------      -----------
                     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       2,517,327       (8,351,167)
                                                                          -----------      -----------

Cash and cash equivalents at beginning of year                                688,055        9,551,552
                                                                          -----------      -----------
                 CASH AND CASH EQUIVALENTS AT END OF SIX MONTH PERIOD     $ 3,205,382      $ 1,200,385
                                                                          ===========      ===========


See notes to consolidated financial statements.




NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1996
                                   (Unaudited)

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

Note 2.  Earnings Per Share

         See Exhibit 11, Computation of Per Share Earnings, on page 12 of this document.




                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the three month period ended December 31, 1996 were $22,330,000, which was up 8 percent over the $20,730,000 net sales level for the same period a year ago.

For the first nine months of fiscal 1996, the Company's net sales were $61,142,000, up 25 percent from $49,074,000, for the same nine-month period a year ago.

Sales of products for the Safety, Comfort and Health of People increased 14 percent and accounted for 66 percent of the Company's total business during the third quarter, compared to 62 percent for the same quarter a year ago. For the nine months ended December 31, 1996, sales of Safety, Comfort and Health products increased 31 percent and represented 68 percent of total sales compared with 65 percent for last year's first nine months. This area accounted for 66 percent of the Company's business in fiscal 1996, ended March 31, 1996. Contributing to this growth was shipments of about $11 million this year compared to $1 million in the prior year under contracts with the U.S. Army and German army to furnish PortaCount(R) respirator fit testers for bio-hazard protection.

Sales of products for Productivity and Quality Improvement decreased 3 percent and were at 34 percent of total sales for the fiscal 1997 third quarter compared with 38 percent a year ago. For the nine months ended December 31, 1996, sales of Productivity and Quality Improvement products increased 13 percent, making up 32 percent of total sales compared with 35 percent for last year's nine-month period. For fiscal 1996, ended March 31, 1996, this category accounted for 34 percent of the Company's business. The nine-month sales increase in this category came from increased sales of LaserSpeed(R) process instruments along with the partial year effect of the October, 1996 acquisition of Aerometrics, Inc., partially offset by a decrease in sales of other productivity and quality measuring instruments. This decrease resulted from some weakness in sales bookings of fluid mechanics instrumentation during the first half of the year followed by higher bookings during the third quarter, which should lead to higher fourth quarter shipments.

Sales to U.S. and state government agencies including defense, comprised about 20 percent of the Company's net sales for the fiscal 1997 third quarter as compared to 21 percent for the same quarter last year. For the nine months ended December 31, 1996 and 1995, sales to the U.S. and state government agencies were at 22 percent and 21 percent, respectively. Since sales to government gencies represent a significant portion of the Company's sales, it is important to consider the potential effects of change in government spending. Due to the Company's diverse line of products, sales of the Company's commerical product lines usually occur in a wide range of U.S. and state government agencies resulting in a fairly stable sales rate at about 15 to 20 percent of sales for the commercial product lines. However, higher sales rates and shifts have occurred during the last several years because of changes from quarter-to-quarter and year-to-year in shipments under contracts with the U.S. military agencies for the Company's PortaCount(R) respirator fit testers. Also the typical percentage was lowered by approximately 3 percent due to a normally lower percentage of sales to government agencies for the three acquisitions made during fiscal 1996 and 1997.

During the third quarter, backlog of orders increased from $25.7 million at September 30, 1996 to $26.6 million at December 31, 1996, and compared to backlog of $34.6 million at December 31, 1995. The largest single order during the third quarter this year was for $7.1 million for additional PortaCount respirator fit testers to be used by the U.S. Army, which will be shipped mostly during fiscal year 1998, ending March 31, 1998. Of the total backlog at December 31, 1996, about $9 million is for sales of PortaCount fit testers for military use. This compared with a backlog of about $14 million for military PortaCount fit testers at December 31, 1995.

Gross profit margin for the third quarter ended December 31, 1996 was 55.5 percent of net sales compared with the 52.4 percent gross profit margin in the third quarter last year. Nine-month gross profit margin was 56.0 percent this year compared to 55.1 percent a year ago. The higher gross profit percentage this year was due to variation in product mix.

Research and product development expenses as a percentage of net sales were 12.5 percent for the third quarter and 13.2 percent for the nine month period ended December 31, 1996, compared to 10.7 percent and 13.1 percent of net sales, respectively, for the same periods last year. Actual research and product development spending was up about 26 percent in the first nine months and, of that, about 40 percent was due to the fiscal 1996 acquisitions. The Company continues its commitment to growth through development of new technologies and products. For all of fiscal 1997, research and development expenses are expected to continue in the Company's historical range of 12 to 14 percent of sales.

Selling expenses were 21.6 percent of net sales for the third quarter compared to 21.7 percent for the year earlier period. For the first nine months of fiscal 1997, selling expenses were 21.7 percent compared with 24.2 percent for the same period in fiscal 1996. Selling expenses for the first nine months were up about 12 percent compared to the same period a year ago and about 40 percent of the increase was due to the fiscal 1996 acquisitions. The decrease in selling expenses as a percentage of net sales corresponded to higher sales volume in this year's first nine months.

Administrative expenses were 6.8 percent and 7.2 percent of net sales for the three and nine-month periods ended December 31, 1996, respectively. For the same periods ended December 31, 1995, administrative expenses were 6.5 and 7.7 percent of net sales. The Company expects administrative costs to continue in a normal operating range of 7 to 9 percent of net sales through the remainder of fiscal 1997.

Other income was $114,000 in the third quarter and $287,000 in the first nine months of fiscal 1997 compared with $81,000 and $119,000, respectively, for the same periods in fiscal 1996. The increases for the current fiscal year are due to higher interest income due to higher cash balance.

The provision for income taxes was at the rate of 35 percent of pre-tax earnings for the third quarter and nine month periods of both fiscal 1997 and 1996.

Liquidity and Capital Resources

Cash and cash equivalents increased by $2,517,000 to $3,205,000 at December 33, 1996 from $688,000 at March 31, 1996. The increase is mainly attributable to increased net earnings and partially offset by increases in accounts receivable, inventory and property, plant and equipment.

The ratio of current assets to current liabilities was 3.3 as of December 31, 1996, compared to 3.1 as of March 31, 1996. Working capital increased $5,053,000 to $23,551,000 at the end of the third quarter of fiscal 1997, compared to $18,498,000 at the end of fiscal 1996.

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

Registrant:       TSI Incorporated


Date:   February 5, 1997                 By:s/s________________________________
                                              James E. Doubles
                                              President & COO

Date:   February 5, 1997                 By:/s/________________________________
                                              Lowell D. Nystrom
                                              Vice President & CFO