Form 10-Q/A
period 1996-12-31
TSI INC /MN/
filed 1997-02-12
CIK 100063

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 10549

                                  Form 10-Q/A-1

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



                                TSI INCORPORATED

                                  FORM 10-Q/A-1
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

                                            THREE MONTHS ENDED              NINE MONTHS ENDED
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
                                                  ===========     ===========     ===========


See notes to consolidated financial statements.





CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

NINE MONTHS ENDED DECEMBER 31                                                 1996             1995
                                                                          -----------      -----------

OPERATING ACTIVITIES
  Net earnings                                                            $ 5,675,344      $ 3,369,913
  Adjustments to reconcile net earnings to net cash
    provided by operating activities:
     Provision for losses on accounts receivable                                6,994           14,003
     Depreciation and amortization of property, plant and equipment         1,414,525        1,019,077
     Amortization of goodwill                                                 137,899          118,443
       Gain on sale of assets                                                   4,337              235
     Changes in operating assets and liabilities:
       Accounts receivable                                                 (1,565,906)      (4,468,740)
       Prepaid expenses                                                      (121,155)          78,081
       Inventories                                                         (1,422,492)      (1,226,657)
       Other assets                                                           272,361          458,253
       Accounts payable and accrued expenses                                  360,506        1,146,474
       Employee compensation payable                                          831,037          227,997
       Taxes, other than income taxes                                         304,273          103,579
       Current income taxes payable                                          (223,327)         258,698
     Foreign currency translation gain (loss)                                 162,749         (239,570)
                                                                          -----------      -----------
                            NET CASH PROVIDED BY OPERATING ACTIVITIES       5,837,145          859,786
                                                                          -----------      -----------

INVESTING ACTIVITIES
  Additions to property, plant and equipment                               (1,881,813)      (3,294,031)
  Proceeds from disposal of property, plant and equipment                       4,526             --
  Purchase of companies, net of cash acquired                              (1,081,764)      (5,817,721)
                                                                          -----------      -----------
                                NET CASH USED IN INVESTING ACTIVITIES      (2,959,051)      (9,111,752)
                                                                          -----------      -----------

FINANCING ACTIVITIES
  Proceeds from note                                                             --            (41,105)
  Proceeds from stock options exercised                                       343,249          401,424
  Dividends paid                                                             (731,269)        (476,326)
                                                                          -----------      -----------
                                NET CASH USED IN FINANCING ACTIVITIES        (388,020)        (116,007)
                                                                          -----------      -----------

Effect of exchange rate changes on cash and cash equivalents                   27,253           16,806
                                                                          -----------      -----------
                     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       2,517,327       (8,351,167)
                                                                          -----------      -----------

Cash and cash equivalents at beginning of year                                688,055        9,551,552
                                                                          -----------      -----------
                 CASH AND CASH EQUIVALENTS AT END OF NINE MONTH PERIOD    $ 3,205,382      $ 1,200,385
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