Form 10-K405
period 1997-03-31
TSI INC /MN/
filed 1997-06-27
CIK 100063

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.

Commission File Number 0-2958.

                                TSI INCORPORATED
                                ----------------
             (Exact name of registrant as specified in its charter)

          Minnesota                                      41-0843524
          ---------                                      ----------
(State or other jurisdiction of             (I.R.S. Employee Identification No.)
incorporated or organization)

500 Cardigan Road, Shoreview, Minnesota 55126
---------------------------------------------
(Address of principal executive offices)      (Zip Code)
Registrant's telephone number, including area code: (612) 483-0900 Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

      National Association of Securities Dealers
      Automated Quotation System (Nasdaq)          Common Stock, $10 par Value
      -----------------------------------          ---------------------------
     (Name of each exchange on which registered)      (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of registrant as of June 2, 1997: $87,023,920.
Number of shares outstanding as of June 2, 1997: 11,487,325 shares of Common Stock, $.10 par value.
Documents incorporated by reference: See Index of Exhibits, Financial Statement Schedules and Reports on Form 8-K, located at pages 19 and F-1 of this report.

Total number of pages including cover - 36



PART I

Item 1.  BUSINESS

DEVELOPMENT OF THE BUSINESS

         The Company was founded in 1961 as a manufacturer of scientific measuring instruments for research applications. In 1968, the Company went public under the name Thermo-Systems Inc. and in 1976 became TSI Incorporated. In recent years, the Company has applied its research instrumentation technology to industrial applications and has acquired or developed additional technologies in order to address the needs of several markets to become a diversified, precision instrumentation company.

Recent Corporate Developments

         On October 31, 1996 the Company acquired Zimmer GmbH of Rossdorf, Germany, a $1.8 million manufacturer of instruments for non-contact dimensional measurement. This addition enhances the capabilities of the Company by adding product lines to its instrumentation for materials manufacturing and quality improvement instrumentation.

         As of December 31, 1996, the operations of Transducer Research, Inc. at Aurora, Illinois were closed with the electro-chemical sensor development and manufacturing moved and integrated into operations at the Company's Shoreview, Minnesota headquarters facilities. This was done to improve efficiency but costs aggregating about $400,000 were incurred in the third and fourth quarters of fiscal 1997.

PRODUCTS

         The Company develops, manufactures and markets measuring and/or control instruments for a variety of market applications. The Company's business operates under one segment which is referred to as precision instrumentation for industry and research. This business is characterized by many "niche" markets, where one of the Company's many basic measuring technologies fits the measurement needs in different industrial and research applications.

         The applications for the Company's products can best be described by considering two general market areas or drivers. These are the Safety, Comfort and Health of People (the working environment) and Productivity and Quality Improvement (industrial processes). Both of these cross numerous industries.

         When outlining the Company's business in prior 10-K reports, two classes of products have been described. As more technologies, sensor types and applications have been acquired, developed and pursued, these two classes - flow measuring and surface motion instruments and particle and gas measuring instruments - no longer serve to clearly describe the Company's products. Hence, the description for this fiscal 1997 10-K report has been restructured. The discussion that follows describes the business and product lines under the two general market drivers - Safety, Comfort & Health of People and Productivity and Quality Improvement.

         The percentage contribution to net sales under these two major market drivers for the periods indicated was as follows:

                                                            Year Ended March 31,

    Major Market Drivers                                    1997   1996   1995
    --------------------                                    ----   ----   ----

    Instruments for the Safety, Comfort & Health of People   67%    66%    68%

    Instruments for Productivity and Quality Improvement     33%    34%    32%
                                                            ----   ----   ----
                                                            100%   100%   100%

Safety, Comfort and Health instruments recorded a 19 percent increase in net sales in fiscal 1997 as compared with fiscal 1996, while net sales of Productivity and Quality Improvement instruments increased 9 percent during the same period. This caused a small shift in fiscal 1997 in the percentage of total net sales toward the Safety, Comfort and Health area, mainly due to increased sales of PORTACOUNT(R) fit testers for military applications. There was a shift in fiscal 1996 from fiscal 1995, in the percentage of total net sales toward the Productivity and Quality Improvement market area due mostly to increased sales of fluid mechanics instrumentation and adding one of the two major acquisitions made during fiscal 1996. Refer to Management's Discussion and Analysis of Results of Operations and Financial Condition on pages 12 and 15 of the Company's 1997 Annual Report to Shareholders for further discussion about changes in net sales under each of these two market drivers.

INSTRUMENTS FOR THE SAFETY, COMFORT AND HEALTH OF PEOPLE

         TSI instruments that enhance the Safety, Comfort and Health of People are described under four headings or categories:

Analytical and Research Instruments

         This category is being described first because the Company's earliest products for this area starting in 1966 were for research applications. The development of many of the basic technologies occurred in research instruments and the categories that follow often describe instruments that use these technologies to make instruments packages for more specific industrial applications.

         The Company has developed a line of analytical and research instruments which are used for measurement and characterization of very small particles, usually referred to as sub-micron particles or aerosols. These instruments are designed to monitor contamination levels, to make measurements in aerosol generation studies, to study air pollution levels in buildings or in outside air and to measure the size distribution of various aerosols. Many of the Company's particle measuring instruments are used in conjunction with computers (manufactured by others) which compile and interpret the data obtained. Also, the Company has continued to develop and sell a variety of user-friendly software packages to expand and enhance the applications of these instruments.

         Specifically, this line of instruments includes the following key products:

- Scanning Mobility Particle Sizer (SMPS) - to measure size distributions of sub-micron particles using electrostatic and optical technology.

- Aerodynamic Particle Sizer(R) (APS) Spectrometer - for size distribution of airborne particles in larger size ranges using electro-optics technology.

- Condensation Particle Counter (CPC) - for detecting and counting extremely small particles using optics and condensation technology.

- Nephelometer - an instrument used for research on global warming and effects of particles in the atmosphere using optical technology.

- Vibrating Orifice (and other) Particle Generators - for making controlled samples of aerosols for further research and testing using vibration and atomizers.

         During fiscal 1995, 1996 and 1997, the Company received contracts to develop and produce APS instruments for the U.S. Army and Canadian Army, adding the use of fluorescence sensors to indicate composition. This is for detecting the presence of bio-hazard material in the air. Work has continued during fiscal 1997 and there are expectations for a U.S. Army production contract to be received in fiscal 1998 to manufacture this instrument - called the UV-APS detector.

         The Company introduced a new commercial version of the APS during fiscal 1997 and continues to expand research and development funding to enhance other existing instruments and develop new instruments to maintain its leadership in this market category.

Monitoring and Control Instruments for Heating, Ventilating and Air Conditioning
(HVAC)

           These instruments are used to measure or control air flow, air distribution, relative humidity, pressure, dew point, temperature, particle concentration and concentration of gases for purposes of enhancing HVAC system performance. Some applications in this category are also referred to as "Indoor Air Quality" instrumentation.

         The key instruments in this line include:

- VelociCalc(TM), VelociCheck(TM), CompuFlow(TM)and Velometer(TM) - portable monitors for air velocity. Various models also measure flow rates, temperature, humidity and pressure.

- Sureflow(TM), PresSura(TM), EverWatch(TM) and AirGard(TM) - monitors and controllers to measure and control the air velocity and flow rate in fume hoods and room pressure in laboratories and hospital rooms.

- Balometer(TM) and AccuBalance - monitors are used to measure air flow to balance the distribution of air within and between rooms.

- DP-CALC(TM), Prezzurgard(TM) and MicroManometer are electronic pressure measuring instruments used for a variety of applications from air distribution to filter testing.

         The fiscal 1996 acquisition of Alnor Instrument Company added to the Company's measurement technologies in the area of velocity using small propellers and pressure differential meters, temperature with thermocouples and pyrometers, dew-point with condensation detectors and micromanometers for pressure measurements. Alnor velocity and fume hood control products expanded the Company's product lines and marketing channels for HVAC applications, making the Company more competitive globally.

         In fiscal 1997 the Company introduced a new line of PresSura room pressure controllers, the DP-CALC pressure monitor, enhanced AccuBalance air distribution monitor and improved performance of several other products. Additional development and new product introductions are expected in fiscal 1998 adding gas monitoring instruments and new air velocity meters.

Instruments for Industrial Hygiene and Safety

         The Company's instruments in this category are mainly for monitoring potential problems in the air people breathe. This application is also sometimes referred to as part of "Indoor Air Quality". Product lines for this category have expanded in the last few years as the Company has applied its basic technologies in the areas of air velocity measurement and fine particle measurement. Also, applications have expanded with the addition of gas detecting sensors through the acquisition of Transducer Research, Inc. in fiscal 1993. During fiscal 1995, 1996 and 1997, portable instruments were introduced to measure various indoor air quality parameters including levels of carbon dioxide to indicate the "sick building" syndrome. Instruments were also added for measuring dust concentrations, carbon monoxide in industrial settings and high concentrations of carbon dioxide encountered in food and beverage industries. Development work is continuing to add other gas detecting instruments to these product lines.

         The major instruments in this category are:

- PortaCount(TM) - an instrument that uses particle sensing techniques to measure for leaks in face masks and respirators that result from inadequate fit. The products are used in commercial applications where people may be at risk from exposure to hazardous environments. This product has been fully developed and successfully marketed commercially, starting in fiscal 1987. During fiscal 1993, the product was packaged for military use for the U.S. Army and U.S. Marines for fit testing of their gas masks and production of the military version has continued through fiscal 1997. Shipments for fiscal 1998 are continuing under additional contracts from German and U.S. defense agencies. Work is continuing to extend the applications of the PortaCount device to more commercial users such as health care workers, firefighters, etc.

- Q-Trac(TM) - a monitor for diagnosing inadequate ventilation commonly referred to at the "sick building" syndrome. It measures carbon dioxide, carbon monoxide, humidity and temperature.

- DustTrac(TM) - a monitor for measuring dust concentrations in working environments using optical techniques.

- RespiCon(TM) - a personal monitor for detecting exposure to respirable particles in the size ranges that could represent health hazards. This product was introduced in May, 1997.

         The Company's air velocity and air distributor products are also sold to customers in this category.

Meteorological and Hydrological Instruments

         With the acquisition in 1986 of Handar, in Sunnyvale, California, many measurement techniques were added to the Company's outdoor environmental measurement capabilities used globally to monitor atmospheric parameters such as wind, humidity, temperature, visibility, cloud height, soil moisture, snow, rain, etc., for reporting aviation weather, forecasting wildfires and floods, monitoring the impact of pollution on natural resources and various other applications. Complete systems measure, collect, store, and transmit data via telephone, radio, and satellite. In fiscal 1996, a major new flow sensing technology was introduced to improve on the widely-used cup-and-vane anemometer for measuring speed and direction in outdoor environments. This patented sensor utilizes ultrasonic technologies, involves no moving parts and can be heated to prevent ice buildup when used at low temperatures.

         A new generation data collection platform or Datalogger used to collect and transmit meteorological and environmental data was introduced during fiscal 1992. During the past year additional software capability has been added to the Datalogger to enhance performance and to broaden applications to other than meteorological and hydrological data collections.

         While these products have been manufactured and sold for a number of years, additional engineering work is continuing to improve and add new sensors, data collection platforms and communication devices to enhance performance and broaden applicability.

OEM Products

         Commonly referred to as "original equipment manufacturer" (OEM) this category includes sensors and devices sold to other manufacturers to be incorporated in their products. TSI has for several years supplied flow sensors to monitor flow in medical products used for respiratory assistance. The main product in which these sensors are used is referred to as a "ventilator" used to assist breathing in intensive care units. This category has been a small part of the Company's business (about 2% in fiscal 1997), but is expanding because more customers have adopted the Company's sensors for health-care applications in respiratory devices.

         OEM type sales are also being made to customers for the electro-chemical sensors that were acquired in 1993 with Transducer Research Inc. (TRI). These are mainly being pursued for a few applications where the unique capability of the TRI sensors provides an advantage. Otherwise these sensors are built for use in the Company's own gas detecting instruments.

         Through its Alnor subsidiary, fume hood and room pressure monitors are being sold on an OEM basis to manufacturers of fume hood cabinets and HVAC control companies.

         While there is no assurance that significant growth will occur, the Company plans to continue developing OEM type sales for its sensors when they can be applied in the products of other manufacturers. This often requires engineering development work to adapt to customer requirements.

INSTRUMENTS FOR PRODUCTIVITY AND QUALITY IMPROVEMENT

         TSI instruments for Productivity and Quality Improvement help customers worldwide to enchance the competitive position of their processes and products.

Research Instruments

            As with the safety, comfort and health products, the first products to describe are those used for research and testing because these were the Company's first technologies, actually starting with the founding of the Company in 1961. Since then, many industrial products have grown out of technology developed for research and this is expected to continue.

         Fluid mechanics (or flow related) measuring instruments represent the main product line for research applications. Fluid mechanics measurements are mostly used for productivity and quality improvement of customers' products and processes. Examples are imaging of velocity and turbulence in wind tunnels, duct, pipes and imaging in engines and automotive exhaust gases to improve efficiency or lower pollution and noise.

           The Company's flow measuring instruments utilize several measurement techniques including thermal anemometry, laser-Doppler velocimetry, phase-Doppler particle analysis, particle-image velocimetry used in research products as outlined below:

         - Thermal Anemometers - Thermal technology has been used in the Company's flow measuring instruments since its earliest products were developed. A probe containing a small electrically heated element is exposed to a flow. The cooling effect of the flow on the element provides a measure of the velocity and/or flow rate in a gas or liquid. The instrument can then portray the flow rate in an analog display or convert it into a digital signal for further processing by a computer. The output signal can be used to monitor, analyze or control the flow or velocity within a flow channel or process. The Company maintains an ongoing development program to further enhance this technology and add companion products and software for convenient signal analysis and data interpretation.

         - Laser-Doppler Velocimeters - For over 20 years, the Company has been developing and producing various flow measuring instruments which utilize a laser based technology, generally called laser-Doppler velocimetry (using lasers manufactured by others). These instruments use a laser beam and optical measurement techniques to measure velocity and movement, rather than a probe as used with the thermal instruments. The laser instruments are used to obtain measurements in locations where a probe would be destroyed or is undesirable because it would disturb the flow of the liquid or gas being measured. This technology continues to be enhanced in a variety of ways to meet new applications. Reducing the size, increasing the ruggedness of instruments, improving accuracy, improving signal processing techniques and allowing for more than one measurement to be taken at a point in time are some of these enhancements. Also, the Company has developed and is selling a variety of user-friendly software packages to expand and enhance the application of these instruments.

         - Particle Image Velocimetry - Through engineering development work, licensing and acquisition of product lines, the Company has added the capability of providing instruments and software packages that measure or map flow patterns over an area providing users with a visual output of the flow speed and direction around an object in, for example, a wind tunnel. These products are referred to as particle-image velocimeters because the technique is based on the simultaneous tracking of the movement of numerous particles in the flow stream. Optical techniques are used to show images of the flow patterns. This area has been emerging as an important addition of flow measuring and analysis capability which the Company expects to continue growing over the next few years.

         - Phase-Doppler Particle Analysis - During fiscal 1996 the Company acquired Aerometrics, Inc. which added significant capability in the area of measuring characteristics of droplets such as in fuel sprays, inhalants, water sprays, etc. This technology, which expands on laser-Doppler Velocimetry technology, is referred to as phase-Doppler particle analysis.

Non-Contact Monitoring and Control in Materials Processing

         Under the trade name LaserSpeed(TM), the Company produces an instrument line using lasers and optical techniques to measure surface speed and length of aluminum, steel and similar materials in manufacturing processes. This product line performs well for measurements in rolling mills and similar metals forming operations. Applications to other materials processing have also been developed. The LaserSpeed instruments measure very precisely with no physical contact with the materials, providing customers with savings in material cost by reducing scrap and improvements in quality through better process control. Additional engineering work was done during fiscal 1996 and 1997 to develop the LaserSpeed CB100 and CB 150 instruments to measure speed and length of fiber, wire and cable during manufacturing. Further development work is continuing to enhance these devices, lower product costs and expand to other materials manufacturing processes.

         In fiscal 1997, a German company, Zimmer GmbH, was acquired which added new non- contact measuring techniques for diameter, width and alignment measurement in industrial processes.

Instruments For Quality Control Testing

         The Company's line of automated test stands sold under the trade name CertiTest(TM) are products used to determine the efficiencies of filters and media using particle sensing techniques to measure for leaks. This product line is used for quality control by filter manufacturers and has been manufactured and marketed for several years. Development work occurred in fiscal 1997 to enhance and broaden the filter testing product line.

         Instruments were added with the Aerometrics acquisition in fiscal 1996 to measure the speed and concentration of droplets in industrial sprays to assure uniform quality of manufacturing of devices such as fuel injectors. A quality control automated test stand called the Patternator(TM) was introduced during fiscal 1997 and engineering work is continuing to deliver the first units during fiscal 1998.

OEM Products

         In fiscal 1994, some of the Company's product lines for monitoring contamination levels in clean rooms were sold to Particle Measuring Systems, Inc. (PMS) of Boulder, Colorado. The Company is continuing to manufacture some of the products for PMS on an OEM basis until December, 1998 or longer, subject to options. These instruments monitor the particle contamination levels in air and other gases in industrial clean room applications and residue in ultra-clean water using particle sensors that incorporate light scattering optical techniques and are used by manufacturers of semiconductor devices, pharmaceutical products and other products which require very low contamination levels during critical manufacturing processes. Continued engineering development in fiscal 1997 added to performance capabilities of these instrument lines.

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

         Sales to U.S. defense customers accounted for about 12 percent of total net sales in fiscal 1997, 10 percent in fiscal 1996 and 15 percent in fiscal 1995, but accounted for no more than 10 percent of total sales for each of the prior nine years. The increases in fiscal 1995 and fiscal 1997 were mainly due to sales of PortaCount respirator fit testers under U.S. military contracts. The decrease in fiscal 1996 was due to a lower level of defense sales in the two companies acquired during fiscal 1996 and a lower level of sales of the PortaCount fit testers to military customers.

         Reduction or changes in federal spending may adversely affect the Company's governmental and, to some extent, educational sales. While there are some developmental contracts and sales made to many different U.S. government agencies of many different products, the Company's major government sales in recent years have been products related to protection of military personnel from bio-hazard materials. These sales are made on a contractual basis one year at a time. There is no assurance that these sales will continue or that the government will not cancel such contracts if they should decide to do so (however, incurred costs would normally be reimbursed). As of March 31, 1997 the Company's backlog included orders of about $8.5 million for PortaCount fit testers for U.S. military services, all of which is scheduled to be shipped during fiscal 1998.

         Sales to international customers under the Company's two major market drivers, as a percentage of the Company's net sales, were as follows for the periods indicated:

                                                             Year Ended March 31
     Major Market Drivers                                    1997   1996   1995
     --------------------                                    ----   ----   ----
     Instruments for the Safety, Comfort & Health of People   22%    17%    13%
     Instruments for Productivity and Quality Improvement     16%    19%    18%
                                                              ---    ---    ---
                                                              38%    36%    31%

Overall, the Company's fiscal 1997 international net sales increased about 21 percent compared to fiscal 1996, with international sales of Safety, Comfort and Health products increasing 49 percent and international sales of Productivity and Quality Improvement products decreasing 1 percent. The increase in fiscal 1997 for Safety, Comfort and Health products was mainly due to a $6.8 million German Army contract for the Company's PortaCount fit testers. Sales increases of other product lines were offset by a decrease in shipments of meteorological instruments by the Company's Handar subsidiary because in fiscal 1996, shipments of approximately $2.5 million were made to Brazil which were not repeated in fiscal 1997. The decrease in fiscal 1997 for Productivity and Quality Improvement products was attributable to lower sales of the Company's fluid mechanics research instruments, mostly in Asian markets, which decrease was almost offset by increased sales of the other product lines under this market driver, leaving the 1 percent decrease. Fluid mechanics research product line sales are not expected to experience any continuing downward trend but could continue to fluctuate from year-to-year corresponding with buying patterns in this mature market niche.

            From fiscal 1995 to fiscal 1996 international sales increased about 65 percent. The Company's fiscal 1996 export sales increased in part from two acquisitions mentioned before. Without these two acquisitions the international sales increase would have been 45 percent, with sales of Safety, Comfort and Health instruments increasing 68 percent (with the largest factor coming from increased international sales at Handar, along with increases in all the other major product lines); and with sales of Productivity and Quality Improvement instruments increasing 28 percent (most of which came from increases in sales of fluid mechanics products).

         Further segment information about domestic vs foreign operations is included under Note I of the Notes to Consolidated Financial Statements on page 23 of the Company's 1997 Annual Report to Shareholders (Exhibit 13, page F-8). Refer to page 13 of the Management's Discussion and Analysis of Results of Operations and Financial Condition for added discussion regarding international sales.

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

         At March 31, 1997, the Company's backlog of orders was approximately $25,122,000 compared to $30,007,000 at March 31, 1996 and $11,364,000 at March
31, 1995. The Company estimates that over 95% of the 1997 backlog will be shipped by March 31, 1998.

         As of March 31, 1997, about $8.5 million of the Company's backlog was due to the aforementioned military contracts for PortaCount fit testers, compared with $12 million as of March 31, 1996.

COMPETITION

         The Company's products compete with products utilizing difference technologies as well as directly competitive products. For example, the Company's fluid flow measuring instruments which use thermal measurement techniques compete with instruments utilizing differential pressure or other measurement techniques. New technologies and products could be introduced by competitors that would make existing Company products obsolete. The Company's ability to compete is dependent upon its ability to develop or license products in a changing technological environment. The Company's competitive strength often comes from its ability to fit instruments to new applications on an ongoing basis such that new applications or markets replace those where needs have changed, as well as its ability to grow by adding more markets.

         Competitive forces vary in accordance with the various markets into which the Company sells products. Competition can best be described by starting with the two major market drivers and further categorizing product types in each area as shown in the table that follows. In the table, when "significant market share" is indicated, it is due to the Company's long term presence in a market niche or because the product is so unique that it may, essentially, be the only product available to make the measurement required, thus creating its own niche. The exact number of international competitors is not always known, particularly in cases where the Company does not have international experience with that product type. The Company typically confronts the same group of competitors in about 20% of its total sales.


                                                                                             COMPANY'S
                                                COMPETITORS                                MARKET SHARE
                                    Major                           Minor              Significant     Minor
Product Type                   Int'l      Domestic             Int'l      Domestic        Share        Share
------------------------------------------------------------------------------------------------------------
Instruments for the Safety, Comfort & Health of People
ANALYTICAL AND
RESEARCH                        2            2                 more         more            X*
                                                              than 6       than 6

HVAC
   Air Distribution             3            2                 more         more            X*
                                                              than 6       than 6
   Lab/Room Air
   Flow Control                 -            3                   2            3                          X*

INDUSTRIAL HYGIENE
& SAFETY
   Respirator Fit Test          1            -                   -            2             X

   Indoor Air Quality           2            4                 more         more                         X*
                                                              than 6       than 6
METEOROLOGY/
 ENVIRONMENTAL
MONITORING                      4            3                 more         more            X*
                                                              than 6       than 6

OEM**                                 **                         -            -             X*

Instruments for Productivity & Quality Improvement
RESEARCH                        1            -                   4            2             X

NON-CONTACT MATERIAL
 PROCESSING                     3            -                   2            1             X*

QUALITY CONTROL
   Filter Testing               -            1                   2            -             X

   Spray Measurements           1            -                   2            2             X

OEM**                                 **                                                    X*

*Market share varies considerably by specific product within the market category
**OEM sales are normally made under specific contracts mainly in areas where the Company has unique applicable technology so competition is not usually the major issue.


RESEARCH AND PRODUCT DEVELOPMENT

         The Company is engaged in research and development activities principally for the development of proprietary products. These activities, which occur in all aspects of the Company's business, generally consist of the development, design and testing of potential new products with emphassis on applied (as distinct from basic) research. Approximately 75% of the Company's engineering and technical staff are engaged in research and development activities on a full-time basis. The Company also engages in some contract research work for others that varies form time to time. This type of contract work generally related to the development of a future instrument or product enhancements to better meet market needs and applications. In addition, the Company utilizes various outside consultants in the research and development area. In fiscal year 1997, the Company spent approximately $10,939,000 (13.6% of net sales) in research and product development activities, compared to $8,993,000 (13.0% of net sales) and $7,196,000 (14.7% of net sales) in fiscal
1996 and 1995, respectively.

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

Employees

As of March 31, 1997, the Company had 516 employees. The company's employees are not represented by a union, except at Alnor Instrument Company, a wholly owned subsidiary acquired in fiscal 1996, where about 35 production employees are represented by an in-house union. There has never been a work stoppage due to labor difficulties and the Company considers its relations with employees to be satisfactory at all locations.


Item 2.  PROPERTIES

         The Company's general offices and main manufacturing facilities are located at 500 Cardigan Road, Shoreview, Minnesota 55126. This building contains approximately 140,000 square fee. It was constructed for , and has been in use by the Company since 1976 and is well suited to the Company's operations. This building was built in three parts, the first being completed in fiscal 1977, the second part in fiscal 1981 and the third part, which added 58,000 square feet of space in fiscal 1996. The project for the third part along with related furnishings, product equipment and improvements in the existing space had a total cost of about $4 million during fiscal years 1995 and 1996. The expansion and remodeling project resulted in a facility that is ideally suited for the Company's diversified product lines and markets. As of March 31, 1997, the productive capacity of this building is estimated to be from 30 to 50 percent higher than fiscal 1997 levels, depending on the type of increased business encountered. This is because growth of analytical and research products sales requires more engineering support, making second shift production less feasible than for higher volume industrially oriented products. The Company owns additional land at the same location on which to build as much as 80,000 square feet of additional space in the future as required.

         The Company also leases space for subsidiary operations which has in each case been modified to suit requirements.


Item 3.  LEGAL PROCEEDINGS

         No material legal proceedings were pending or threatened against the Company or its subsidiaries as of March 31, 1997.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the year ended March 31, 1997, for a vote by the shareholders.


PART II

Item 5.  MARKET FOR REGISTRANTS' COMMON EQUITY & RELATED MATTERS

         The information in the sections titled "Stock and Dividend Data" and "Stock Data" on page 11 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.


Item 6.  SELECTED FINANCIAL DATA

         The information in the section titled "Eleven-Year Financial data Summary" for the years 1993 through 1997 on page 10 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The information in the section titled "Management Discussion and Analysis of Results of Operations and Financial Condition" on pages 12 through 15 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and notes thereto on pages 16 through 23 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

         The following supplemental financial data are included herein and should be read in conjunction with the consolidated financial statements in the Company's 1997 Annual Report to Shareholders:

         Schedule VIII: Valuation and Qualifying Accounts, page F-4.

         Schedule X:    Supplementary Income Statement Information, page F-5.


Item 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) The information concerning the Company's directors set forth in the Company's Proxy Statement for 1997, is incorporated by reference herein.

         (b)      The executive officers of the Company are:

                                        Position with the Company
         Name               Age         and Business Experience
         ----               ---         -----------------------
Leroy M. Fingerson          64          Chairman of the Board of Directors and
                                        Chief Executive Officer. Dr. Fingerson
                                        has been Chief Executive Officer of the
                                        Company since 1961 and Chairman of the
                                        Board since 1986.

James E. Doubles            56          President and Chief Operating Officer
                                        since 1992 and a Director. Executive
                                        Vice President and Chief Operating
                                        Officer from 1989 to 1992.

Lowell D. Nystrom           61          Vice President, Treasurer and Chief
                                        Financial Officer and a Director. Mr.
                                        Nystrom has been Vice President,
                                        Treasurer and Chief Financial Officer of the Company since 1961.

         (c) Section 16(a). See the Company's Proxy Statement for 1997 Annual Meeting of Shareholders, dated June 20, 1997, which is incorporated herein by reference.

         (d) There are no family relationships between and among directors or officers.

         (e) Business experience of Directors may be found in the Company's Proxy Statement for 1997 Annual Meeting of Shareholders, dated June 20, 1997, which is incorporated herein by reference.


Item 11. EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference from Proxy Statement for 1997 Annual Meeting of Shareholders, dated June 20, 1997, under the caption "Executive Compensation".


Item 12. PRINCIPAL SHAREHOLDERS

         The information required by Item 12 is incorporated herein by reference from the Company's Proxy Statement for 1997 Annual Meeting of Shareholders, dated June 20, 1997, under the caption "Principal Shareholders".


Item 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)      See accompanying Index to Financial Statements on page F-1.

         (b)      Reports on Form 8-K:
                  No reports on Form 8-K were filed during the fourth quarter of fiscal 1997.

         (c)      Exhibits included herein:
                  Exhibit 3a: Restated Articles of Incorporation as amended in November, 1984, October, 1986 and July, 1996, hereby incorporated by reference.

                  Exhibit 3b: Restated Bylaws adopted June, 1987, hereby incorporated by reference


                  Exhibit 10.a* TSI Incorporated Incentive Stock Option Plan of 1982, incorporated by reference from Form S-8, File No. 1-91697, July 25, 1988.

                  Exhibit 10.b* TSI Incorporated Stock Option Plan of 1988, incorporated by reference from Form S-8, File No. 33-20627, August 22, 1989.

                  Exhibit 10.c* TSI Incorporated Stock Option Plan of 1992, incorporated by reference from Form S-8, File No. 33-66194, July 19, 1993.

                  Exhibit 10.d* TSI Incorporated Stock Purchase Plan of 1994, incorporated by reference from Form S-8, File No. 33-86468, November 17, 1994.

                  Exhibit 10.e Registration Statement No. 333-19049 on Form S-3, filed with the Securities and Exchange Commission on December 31, 1996, for sale of TSI shares by a certain shareholder.

                  Exhibit 11:       Computation of Per Share Earnings.

                  Exhibit 13: The Company's 1997 Annual Report to Shareholders for the fiscal year ended March 31, 1997.

                  Exhibit 21:       Subsidiaries of the Company

                  Exhibit 23:       Consent of Independent Auditors

                  Exhibit 27:       Financial Data Table

                  Exhibit 99:       Forward Looking Statements

----------------
*Indicates management contract or compensation plan or arrangement required to be filed as an exhibit.



                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: June 26, 1997                  TSI INCORPORATED

                                     /s/ Leroy M. Fingerson
                                     ---------------------------------
                                     Leroy M. Fingerson, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                             Title                          Date
/s/ Leroy M. Fingerson        Chief Executive Officer and a Director     June 26, 1997
------------------------      (Principal Executive Officer)              -------------
Leroy M. Fingerson

/s/ Lowell D. Nystrom         Vice President, Chief Financial Officer    June 26, 1997
------------------------      and a Director (Principal Financial and    -------------
Lowell D. Nystrom             Accounting Officer)

/s/ James E. Doubles          President, Chief Operating Officer and     June 26, 1997
------------------------      Director                                   -------------
James E. Doubles

/s/ Robert F. Gallagher       Controller and Corporate Officer           June 26, 1997
------------------------      (Principal Accounting Officer)             -------------
Robert F. Gallagher

/s/ John F. Carlson           Director                                   June 26, 1997
------------------------                                                 -------------
John F. Carlson

/s/ Frank D. Dorman           Director                                   June 26, 1997
------------------------                                                 -------------
Frank D. Dorman

/s/ Joseph C. Levesque        Director                                   June 26, 1997
------------------------                                                 -------------
Joseph C. Levesque

/s/ Donald M. Sullivan        Director                                   June 26, 1997
------------------------                                                 -------------
Donald M. Sullivan

/s/ Kenneth J. Roering        Director                                   June 26, 1997
------------------------                                                 -------------
Kenneth J. Roering

/s/ Lawrence J. Whalen        Director                                   June 26, 1997
------------------------                                                 -------------
Lawrence J. Whalen



page F-1

TSI INCORPORATED  10-K

                        TSI INCORPORATED AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

A.       STATEMENTS OF REGISTRANT

         No separate financial statements of the Registrant are included herein as the Registrant is primarily an operating company. All subsidiary companies are wholly owned, and their indebtedness to any person other than the Registrant or its consolidated subsidiaries is in the aggregate, less than 5% of consolidated assets at March 31, 1997. The financial statements of the Registrant and all subsidiaries are included in the consolidated financial statements.

B.       CONSOLIDATED FINANCIAL STATEMENTS

         Reference is made to the consolidated financial statements in the Company's 1997 Annual Report to Shareholders which are incorporated herein by reference in accordance with Rule 12b-23 under the Securities Exchange Act of 1934 and attached hereto.

                                                                Annual Report Page    10-K Page
                                                                ------------------    ---------
         Quarterly Financial Information (Unaudited)                   16                 -

         Consolidated Statements of Earnings for the Years Ended                          -
         March 31, 1997, 1996 and 1995                                 16

         Consolidated Balance Sheets - March 31, 1997 and 1996         17                 -

         Consolidated Statements of Cash Flows for the Years Ended
         March 31, 1997, 1996 and 1995                                 18                 -

         Consolidated Statements of Shareholders' Equity for Years
         Ended March 31, 1997, 1996 and 1995                           19                 -

         Notes to Consolidated Financial Statements                    19                 -

         Independent Auditors' Report                                  24                 -

C.       INDEPENDENT AUDITORS' REPORT ON                                -                F-3
         SCHEDULES



page F-2

D.       CONSOLIDATED SCHEDULES

Schedule     Description                                          10-K Page
--------     -----------                                          ---------

VIII         Valuation and Qualifying Accounts                       F-4

X            Supplementary Income Statement Information              F-5

All schedules except those listed above have been omitted as not required, not applicable, or the information required therein is contained in the financial statements or the footnotes thereto.



page F-3

                          Independent Auditors' Report

The Board of Directors and Shareholders
TSI Incorporated:

Under date of May 16, 1997, we reported on the consolidated balance sheets of TSI Incorporated and subsidiaries as of March 31, 1997 and 1996 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended March 31, 1997 as contained in the 1997 annual report to shareholders. These consolidated financial statement and our report thereon are incorporated in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index (see Item 8). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


Minneapolis, Minnesota                      /s/ KPMG Peat Marwick LLP
May  16, 1997



page F-4

                              SCHEDULE VIII; VALUATION AND QUALIFYING ACCOUNTS
                                      TSI INCORPORATED AND SUBSIDIARIES
-----------------------------------------------------------------------------------------------------------
   COL. A.                  COL. B                   COL. C                      COL D            COL. E
===========================================================================================================
                                                    Additions
                                            (1)                (2)              Bad debts
Description                Balance          Charged to       Charged to         charged          Balance of
                           beginning        cost and         to other           against          end of
                           of period        expenses         accounts           reserve          period
-----------------------------------------------------------------------------------------------------------
Year ended
March 31, 1997
Deducted from
Asset Accounts:
Allowance for
doubtful accounts:         $267,000         $ 17,000         $  4,000*          $ 13,000         $275,000

Year ended
March 31, 1996
Deducted from
Asset Accounts:
Allowance for
doubtful accounts          $142,000         $ 59,000         $ 96,000*          $ 30,000         $267,000

Year ended
March 31, 1995
Deducted from
Asset Accounts
Allowance for
doubtful accounts:         $183,000         $ 27,000         $ 34,000           $102,000         $142,000

-------------
*Added in acquisitions




page F-5

             Schedule X: SUPPLEMENTARY INCOME STATEMENT INFORMATION
                        TSI INCORPORATED AND SUBSIDIARIES
--------------------------------------------------------------------------------
               COL. A                               COL. B
================================================================================
                                         Charged to Costs and Expenses
        Item                                  Year Ended March 31
                                   1997               1996               1995
--------------------------------------------------------------------------------

Advertising                     $1,568,000         $1,664,000         $1,086,000
--------------------------------------------------------------------------------

Amounts for royalties, amortization on intangible assets, taxes other than payroll and income, and maintenance and repairs are not presented as such amounts are less than 1% of net sales.



page F-6

                                  EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION                                 PAGE
-----------                -----------                                 ----

     11                 Computation of Per Share Earnings              F-7

     13                 Annual Report to Shareholders for the          F-8
                        fiscal year ended March 31, 997

     21                 Subsidiaries of the Company                    F-9

     23                 Auditors' Consent                              F-10

     27                 Financial Data Table

     99                 Forward Looking Statement                      F-11