Form 10-Q
period 1997-06-30
TSI INC /MN/
filed 1997-08-13
CIK 100063

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 10549

                                    Form 10-Q

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED JUNE 30, 1997.

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

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Date:  July 1, 1997             Number of Common Shares Outstanding:  11,502,686
       ------------                                                   ----------

                                TSI INCORPORATED

                                    FORM 10-Q
                       For the Quarter Ended June 30, 1997

                                                                           Page
                                                                           ----

PART I.        FINANCIAL INFORMATION                                        2

Item 1.        Financial Statements

                   Consolidated Statements of Earnings                      3

                   Consolidated Balance Sheets                              4

                   Consolidated Statements of Cash Flows                    5

                   Notes to Consolidated Financial Statements               6

Item 2.        Management's Discussion and Analysis of Results of

               Operations and Financial Conditions                         7-8

PART II.       OTHER INFORMATION                                            9

EXHIBIT 11     Computation of Per Share Earnings

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)


THREE MONTHS ENDED JUNE                                1997             1996
                                                -----------      -----------
Net sales                                       $19,290,167      $19,497,118
Cost of products sold                             8,687,550        8,513,589
                                                -----------      -----------
                                 GROSS PROFIT   10,602,617       10,983,529

Operating expenses
  Research and product development                2,784,364        2,489,987
  Selling                                         4,346,776        4,263,387
  Administrative                                  1,487,081        1,414,417
                                                -----------      -----------
                                                  8,618,221        8,167,791
                                                -----------      -----------
                             OPERATING INCOME     1,984,396        2,815,738
Other income                                        295,858           65,208
                                                -----------      -----------
                 EARNINGS BEFORE INCOME TAXES     2,280,254        2,880,946

Provision for income taxes                          798,000        1,008,000
                                                -----------      -----------
                                 NET EARNINGS   $ 1,482,254      $ 1,872,946
                                                ===========      ===========
EARNINGS PER COMMON SHARE                       $       .13      $       .16
                                                ===========      ===========
Weighted average number of shares for
  computation of earnings per common share       11,807,954       11,669,115


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                     JUNE 30           MARCH 31        JUNE 30
                                                      1997               1997            1996
                                                   (UNAUDITED)                        (UNAUDITED)
                                                  ------------       -----------      -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                       $  7,345,155       $ 7,694,998      $ 1,821,818
  Accounts receivable                               13,873,550        14,256,692       14,542,798
  Prepaid expenses                                     381,580           310,276          602,858
  Inventories
    Finished products                                2,894,694         2,908,537        2,635,699
    Work-in-process                                  2,792,995         2,486,856        2,424,232
    Materials and supplies                           8,212,896         7,906,912        6,614,051
                                                  ------------       -----------      -----------
                                                    13,900,585        13,302,305       11,673,982
                                                  ------------       -----------      -----------
                        TOTAL CURRENT ASSETS        35,500,870        35,564,271       28,641,456

INTANGIBLES AND OTHER ASSETS
  Goodwill                                           2,948,035         3,001,796        2,846,883
  Note receivable                                      595,577           595,577          610,000
  Deferred income tax benefit                          498,020           498,020          721,020
  Other assets                                       2,309,796         2,420,050        2,297,078
                                                  ------------       -----------      -----------
                                                     6,351,428         6,515,443        6,474,981
PROPERTY, PLANT AND EQUIPMENT
  Land                                                 128,503           128,503          128,503
  Buildings                                          3,586,992         3,586,992        3,564,863
  Construction in progress                             118,774           183,229          370,772
  Machinery and equipment                           18,628,321        18,244,708       16,832,046
                                                  ------------       -----------      -----------
                                                    22,462,590        22,143,432       20,896,184
  Less allowance for depreciation                   13,682,321        13,344,806       12,234,491
                                                  ------------       -----------      -----------
                                                     8,780,269         8,798,626        8,661,693
                                                  ------------       -----------      -----------
                                TOTAL ASSETS      $ 50,632,567       $50,878,340      $43,778,130
                                                  ============       ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses           $  4,063,528       $ 4,963,795      $ 3,752,340
  Employee compensation                              2,907,286         3,904,546        2,489,449
  Taxes, other than income taxes                       413,140           442,247          588,635
  Income taxes payable                                 994,059           247,354        1,455,706
                                                  ------------       -----------      -----------
                 TOTAL CURRENT LIABILITIES           8,378,013         9,557,942        8,286,130
                                                  ------------       -----------      -----------
                         TOTAL LIABILITIES           8,378,013         9,557,942        8,286,130

SHAREHOLDERS' EQUITY
  Common shares, $.10 par value                      1,150,725         1,149,573        1,122,979
  Additional paid-in capital                         9,788,385         9,724,365        8,385,893
  Retained earnings                                 31,457,713        30,400,007       25,850,780
  Equity adjustment from translation                  (142,269)           46,453          132,348
                                                  ------------       -----------      -----------

                 TOTAL SHAREHOLDERS' EQUITY         42,254,554        41,320,398       35,492,000

                                                  ------------                        -----------
 TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 50,632,567       $50,878,340      $43,778,130
                                                  ============       ===========      ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


THREE MONTHS ENDED JUNE 30                                                                  1997               1996
                                                                                         -----------       -----------
OPERATING ACTIVITIES
  Net earnings                                                                           $ 1,482,254       $ 1,872,946
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Provision for losses on accounts receivable                                                5,216              --
    Depreciation and amortization of property, plant and equipment                           427,855           439,555
    Amortization of goodwill                                                                  53,761           144,339
    Gain on sale of assets                                                                    (3,468)             --
    Changes in operating assets and liabilities:
    Accounts receivable                                                                      377,926           990,743
    Prepaid expenses                                                                         (71,304)         (292,375)
    Inventories                                                                             (598,280)         (793,568)
    Other assets                                                                             110,254            80,480
    Accounts payable and accrued expenses                                                   (900,267)       (1,111,063)
    Employee compensation payable                                                           (997,260)         (628,968)
    Taxes, other than income taxes                                                           (29,107)          282,408
    Current income taxes payable                                                             746,705           829,567
    Foreign currency translation gain (loss)                                                (213,655)           83,643
                                                                                         -----------       -----------
                                          NET CASH PROVIDED BY OPERATING ACTIVITIES          390,630         1,897,707
                                                                                         -----------       -----------

INVESTING ACTIVITIES
  Additions to property, plant and equipment                                                (445,613)         (707,866)
  Proceeds from disposal of property, plant and equipment                                      4,531              --
                                                                                         -----------       -----------
                                              NET CASH USED IN INVESTING ACTIVITIES         (441,082)         (707,866)
                                                                                         -----------       -----------

FINANCING ACTIVITIES
  Proceeds from stock options exercised                                                       77,574           148,943
  Dividends paid                                                                            (287,354)         (224,202)
  Purchases of common stock                                                                 (117,432)             --
                                                                                         -----------       -----------
                                              NET CASH USED IN FINANCING ACTIVITIES         (327,212)          (75,259)
                                                                                         -----------       -----------

Effect of exchange rate changes on cash and cash equivalents                                  27,821            19,181
                                                                                         -----------       -----------
                                   INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         (349,843)        1,133,763
                                                                                         -----------       -----------


Cash and cash equivalents at beginning of year                                             7,694,998           688,055
                                                                                         -----------       -----------
                             CASH AND CASH EQUIVALENTS AT END OF THREE MONTH PERIOD      $ 7,345,155       $ 1,821,818
                                                                                         ===========       ===========


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1997
                                   (Unaudited)

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

Note 2.  Earnings Per Share

         See Exhibit 11, Computation of Per Share Earnings, of this document.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the three-month period ended June 30, 1997, were $19,290,000 compared with $19,497,000 for the same period a year ago.

Sales of products for the Comfort, Safety and Health of People accounted for 63 percent of the Company's total business and experienced a decrease of 7.7 percent in net sales during the first quarter, compared to the same quarter a year ago. This area accounted for 67 percent of the Company's business in fiscal 1997, ended March 31, 1997. The main cause of this decrease was lower shipments under military contracts to furnish PORTACOUNT(R) respirator fit testers for bio-hazard protection, because a contract to furnish these to the German Army was in process during the first quarter a year ago but completed prior to the first quarter this year.

Sales of products for Productivity and Quality Improvement were at 37 percent of total sales for the fiscal 1998 first quarter and net sales increased about 13 percent over last year's first quarter. The increase was mainly due to higher sales of noncontact process instrumentation.

Sales to U.S. and state government agencies including defense, comprised about 21 percent of the Company's net sales for the fiscal 1998 first quarter, as compared to 21 percent for the same fiscal 1997 quarter. This is similar to the rate of 22 percent of sales experienced for all of fiscal 1997. Sales to government agencies represent a significant portion of the Company's sales. Due to the Company's diverse line of products, sales normally occur in a wide range of U.S. and state government agencies and, except for specific significant contracts, the level of government sales have been quite stable as a percentage of total sales. Major changes in the level of government spending can affect the Company's sales in this category.

During the first quarter, backlog of orders decreased from $25.1 million at March 31, 1997, to $23.1 million at June 30, 1997, compared to backlog of $25.3 million at June 30, 1996. The backlog decrease was mainly due to shipments under the previously referenced army contracts, which were added to backlog during fiscal 1997.

Gross profit for this quarter was 55.0 percent of net sales compared to 56.3 percent for the first quarter last year. The lower gross profit percentage for the first three months this year was due to variations in product mix and both of these numbers are within the expected range of 54 to 57 percent.

Research and product development expenses were 14.4 percent of net sales for the three-month period ended June 30, 1997, as compared to 12.8 percent of net sales for the same period last year. Actual research and product development spending was up about 12 percent in the quarter. For all of fiscal 1997, research and development expenses were at 13.7 percent of net sales. Development of new technologies and products continues to be a significant contribution to the Company's growth strategies. Fiscal 1998 research and product development expenses are expected to continue in the Company's historical range of 12 to 15 percent of sales.

Selling expenses were 22.5 percent of net sales for the first three months of fiscal 1998 compared to 21.9 percent of net sales for the same period in fiscal 1997. Actual expenses rose about 2 percent. For all of fiscal 1997, selling expenses were 21.7 percent of net sales and are expected to be near this level for fiscal 1998.

Administrative expenses were 7.7 percent and 7.3 percent for the quarters ending June 30, 1997 and 1996, respectively. The Company expects administrative costs to continue in an operating range of 7 to 9 percent of net sales through the remainder of fiscal 1998.

Other income was $296,000 in the first quarter of fiscal 1998 compared to $65,000 in the first quarter of fiscal 1997. This increase was primarily due to more interest income this year.

The provision for income taxes was at the rate of 35 percent of pre-tax earnings for the first quarters of both fiscal 1998 and 1997.

Liquidity and Capital Resources

Cash and cash equivalents stayed essentially level at $7,345,000 at June 30, 1997, compared to $7,695,000 at March 31, 1997.

The ratio of current assets to current liabilities was 4.2 as of June 30, 1997, compared to 3.7 as of March 31, 1997. Working capital increase $1.1 million to $27.1 million at the end of the first quarter of fiscal 1998, compared to $26.0 million at the end of fiscal 1997.

Management believes internally generated funds and short-term borrowings on existing credit lines will provide adequate resources for supporting operations during the remainder of fiscal 1998.

Forward-Looking Statements

The Company believes that this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to certain risks and uncertainties.

Forward-looking statements represent the Company's expectations or beliefs concerning future events, including the following: any statements regarding future sales and gross profit percentages, any statements regarding the continuation of historical trends, any statements regarding the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs, any statements regarding the effect of regulatory changes, the success of development and enhancement of the Company's products, the adequacy of the Company's facilities, potential acquisitions, and any statements regarding the future of the instrumentation industry and the various parts of the instrumentation markets in which the Company conducts its business. The Company cautions that any forward-looking statements made by the Company in this report or in other announcements made by the Company are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the factors set forth on Exhibit 99 to the Company's report on Form 10K for the fiscal year ended March 31, 1997.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a vote of Security Holders.

         On July 17, 1997, the Company conducted its annual meeting of shareholders. Of the 11,487,325 shares of the Company's common stock entitled to vote at the meeting, 10,156,678 shares were present at the meeting in person or by proxy.

         The three people designated by the Company's Board of Directors as nominees for director were elected, with voting as follows:

         Nominee                  Total Votes For         Total Votes Withheld
         -------                  ---------------         --------------------
         Frank D. Dorman            10,117,439                   39,239
         Kenneth J. Roering         10,117,439                   39,239
         Lawrence J. Whalen         10,117,439                   39,239

         Stockholders voted to ratify the appointment of KPMG Peat Marwick LLP as the independent auditors for the Company for the fiscal year ending March 31, 1998. There were 10,107,636 voted in favor of ratification, 22,265 votes against ratification and 26,777 shares specifically abstained from voting on the matter.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  Exhibit 11 - Computation of Per Share Earnings

         (b)      Reports on Form 8-K:
                  No reports on Form 8-K have been filed by the Registrant during the quarter for which this report is being filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

Registrant:  TSI Incorporated

12 August 1997                            By: /s/ James E. Doubles
--------------                                ---------------------------------
                                              James E. Doubles
                                              President & CEO


                                          By: /s/ Lowell D. Nystrom
                                              ---------------------------------
                                              Lowell D. Nystrom
                                              Vice President & CFO