Form 10-Q
period 1997-09-30
TSI INC /MN/
filed 1997-11-13
CIK 100063

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 10549

                                    Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED SEPTEMBER 30, 1997.

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

                                 Yes _X_ No ___

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Date: November 5, 1997           Number of Common Shares Outstanding: 11,645,437

                                TSI INCORPORATED

                                    FORM 10-Q
                    For the Quarter Ended September 30, 1997

                                                                          Page

PART I.      FINANCIAL INFORMATION                                          2

Item 1.      Financial Statements

                 Consolidated Statements of Earnings                        3

                 Consolidated Balance Sheets                                4

                 Consolidated Statements of Cash Flows                      5

                 Notes to Consolidated Financial Statements                 6

Item 2.      Management's Discussion and Analysis of Results of
             Operations and Financial Condition                            7-9

PART II.     OTHER INFORMATION                                             10

EXHIBIT 11   Computation of Per Share Earnings

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)


                                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
                                                                           SEPTEMBER 30               SEPTEMBER 30
                                                                     ------------------------  ------------------------
                                                                        1997         1996         1997         1996
                                                                     -----------  -----------  -----------  -----------
Net sales                                                            $20,685,942  $19,314,726  $39,976,109  $38,811,844
Cost of products sold                                                  9,015,870    8,474,322   17,703,420   16,987,911
-----------------------------------------------------------------    -----------  -----------  -----------  -----------
                                                     GROSS PROFIT     11,670,072   10,840,404   22,272,689   21,823,933

Operating expenses
  Research and product development                                     2,928,737    2,787,799    5,713,101    5,277,786
  Selling                                                              4,555,205    4,197,664    8,901,981    8,461,051
  Administrative                                                       1,652,897    1,486,520    3,139,978    2,900,937
-----------------------------------------------------------------    -----------  -----------  -----------  -----------
                                                                       9,136,839    8,471,983   17,755,060   16,639,774
-----------------------------------------------------------------    -----------  -----------  -----------  -----------
                                                 OPERATING INCOME      2,533,233    2,368,421    4,517,629    5,184,159

Other income                                                             190,383      107,879      486,241      173,087
-----------------------------------------------------------------    -----------  -----------  -----------  -----------
                                     EARNINGS BEFORE INCOME TAXES      2,723,616    2,476,300    5,003,870    5,357,246

Provision for income taxes                                               953,000      867,000    1,751,000    1,875,000
-----------------------------------------------------------------    -----------  -----------  -----------  -----------
                                                     NET EARNINGS    $ 1,770,616  $ 1,609,300  $ 3,252,870  $ 3,482,246
                                                                     ===========  ===========  ===========  ===========

EARNINGS PER COMMON SHARE                                                   $.15         $.14         $.28         $.30
-----------------------------------------------------------------    ===========  ===========  ===========  ===========
Weighted average number of shares for
  computation of earnings per common share                            11,803,907   11,806,557   11,797,325   11,673,955


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                           SEPT. 30          March 31        Sept. 30
                                                                             1997              1997            1996
                                                                          (UNAUDITED)                       (unaudited)
----------------------------------------------------------------------    -----------       -----------     -----------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                               $ 7,329,414       $ 7,694,998     $ 4,761,585
  Accounts receivable                                                      13,934,968        14,256,692      12,181,593
  Prepaid expenses                                                            477,624           310,276         559,830
  Inventories
    Finished products                                                       2,535,567         2,908,537       2,817,891
    Work-in-process                                                         3,252,865         2,486,856       2,500,940
    Materials and supplies                                                  8,879,513         7,906,912       7,067,545
----------------------------------------------------------------------    -----------       -----------     -----------
                                                                           14,667,945        13,302,305      12,386,376
----------------------------------------------------------------------    -----------       -----------     -----------
                                                  TOTAL CURRENT ASSETS     36,409,951        35,564,271      29,889,384

INTANGIBLES AND OTHER ASSETS
  Goodwill                                                                  3,819,011         3,001,796       2,801,257
  Note receivable                                                             734,255           595,577         610,000
  Deferred income tax benefit                                                 668,815           498,020         721,020
  Other assets                                                              3,307,758         2,420,050       2,231,990
----------------------------------------------------------------------    -----------       -----------     -----------
                                                                            8,529,839         6,515,443       6,364,267
PROPERTY, PLANT AND EQUIPMENT
  Land                                                                        128,503           128,503         128,503
  Buildings                                                                 3,586,992         3,586,992       3,564,863
  Construction in progress                                                    160,354           183,229         567,325
  Machinery and equipment                                                  19,718,473        18,244,708      17,301,013
----------------------------------------------------------------------    -----------       -----------     -----------
                                                                           23,594,322        22,143,432      21,561,704
  Less allowance for depreciation                                          14,620,088        13,344,806      12,696,454
----------------------------------------------------------------------    -----------       -----------     -----------
                                                                            8,974,234         8,798,626       8,865,250
----------------------------------------------------------------------    -----------       -----------     -----------
                                                          TOTAL ASSETS    $53,914,024       $50,878,340     $45,118,901
                                                                          ===========       ===========     ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                   $ 5,103,051       $ 4,963,795      $4,297,368
  Employee compensation                                                     3,500,665         3,904,546       3,285,967
  Taxes, other than income taxes                                              458,323           442,247         309,420
  Income taxes payable                                                        216,326           247,354         349,698
----------------------------------------------------------------------    -----------       -----------     -----------
                                             TOTAL CURRENT LIABILITIES      9,278,365         9,557,942       8,242,453

----------------------------------------------------------------------    -----------       -----------     -----------
                                                     TOTAL LIABILITIES      9,278,365         9,557,942       8,242,453

SHAREHOLDERS' EQUITY
  Common shares, $.10 par value                                             1,164,490         1,149,573       1,125,287
  Additional paid-in capital                                               10,642,462         9,724,365       8,454,374
  Retained earnings                                                        32,970,026        30,400,007      27,235,049
  Equity adjustment from translation                                         (141,319)           46,453          61,738
----------------------------------------------------------------------    -----------       -----------     -----------
                                            TOTAL SHAREHOLDERS' EQUITY     44,635,659        41,320,398      36,876,448

----------------------------------------------------------------------    -----------       -----------     -----------
                            TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $53,914,024       $50,878,340     $45,118,901
                                                                          ===========       ===========     ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


SIX MONTHS ENDED SEPTEMBER 30                                                                                 1997          1996
--------------------------------------------------------------------------------------------------------  ------------  ------------
OPERATING ACTIVITIES
  Net earnings                                                                                            $ 3,252,870   $ 3,482,246
  Adjustments to reconcile net earnings to net cash provided by operating activities:
      Provision for losses on accounts receivable                                                              11,066           994
      Depreciation and amortization of property, plant and equipment                                          929,055       903,903
      Amortization of goodwill                                                                                112,567       189,965
        Gain on sale of assets                                                                                (16,539)         --
      Changes in operating assets and liabilities:
        Accounts receivable                                                                                   621,454     3,350,954
        Prepaid expenses                                                                                     (104,993)     (249,347)
        Inventories                                                                                          (812,529)   (1,505,962)
        Other assets                                                                                         (681,386)      145,568
        Accounts payable and accrued expenses                                                                (973,356)     (566,035)
        Employee compensation payable                                                                        (468,483)      167,550
        Taxes, other than income taxes                                                                         16,076         3,193
        Current income taxes payable                                                                          (31,028)     (276,441)
    Foreign currency translation (gain) loss                                                                 (196,895)        5,200
--------------------------------------------------------------------------------------------------------  ------------  ------------
                                                               NET CASH PROVIDED BY OPERATING ACTIVITIES    1,657,879     5,651,788
--------------------------------------------------------------------------------------------------------  ------------  ------------

INVESTING ACTIVITIES
  Additions to property, plant and equipment                                                                 (867,343)   (1,375,819)
  Proceeds from disposal of property, plant and equipment                                                      17,602       --
  Purchase of companies, net of cash acquired                                                              (1,452,208)      --
--------------------------------------------------------------------------------------------------------  ------------  ------------
                                                                   NET CASH USED IN INVESTING ACTIVITIES   (2,301,949)   (1,375,819)
--------------------------------------------------------------------------------------------------------  ------------  ------------

FINANCING ACTIVITIES
  Proceeds from stock options exercised                                                                       945,417       219,732
  Dividends paid                                                                                             (577,822)     (449,233)
  Purchases of common stock                                                                                  (117,432)         --
--------------------------------------------------------------------------------------------------------  ------------  ------------
                                                               NET CASH PROVIDED BY FINANCING ACTIVITIES      250,163      (229,501)
--------------------------------------------------------------------------------------------------------  ------------  ------------

Effect of exchange rate changes on cash and cash equivalents                                                   28,323        27,062
--------------------------------------------------------------------------------------------------------  ------------  ------------
                                                        INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (365,584)    4,073,530
--------------------------------------------------------------------------------------------------------  ------------  ------------

Cash and cash equivalents at beginning of year                                                              7,694,998       688,055
--------------------------------------------------------------------------------------------------------  ------------  ------------
                                                    CASH AND CASH EQUIVALENTS AT END OF SIX MONTH PERIOD  $ 7,329,414   $ 4,761,585
                                                                                                          ============  ============


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1997
                                   (Unaudited)

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

Note 2.  Earnings Per Share

         See Exhibit 11, Computation of Per Share Earnings, on page 12 of this document.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the three-month period ended September 30, 1997, were $20,686,000 which represents an increase of 7 percent from $19,315,000 for the same period last year.

For the first six months of fiscal 1998, the Company's net sales were $39,976,000, up 3 percent from $38,812,000, for the same six-month period a year ago.

Sales of products for the Safety, Comfort, and Health of People decreased 1.5 percent and accounted for 66 percent of the Company's total business during the second quarter, compared to 72 percent for the same quarter a year ago. For the six months ended September 30, 1997, sales of Safety, Comfort, and Health products decreased 3.5 percent and represented 65 percent of total sales compared with 69 percent for last year's first half. This area accounted for 67 percent of the Company's business in fiscal 1997, ended March 31, 1997. While sales of commercial product lines in this market area have continued to increase during the second quarter and six-month periods of fiscal 1998, a decrease in sales of military sales of the Company's PORTACOUNT(R) respirator fit testers caused the year-to-year comparison to show a small decrease. The major difference is due to a contract for these devices from the German Army which was shipped during the first three quarters of fiscal 1997. During the first six months of fiscal 1998, a total of $4.2 million of military PORTACOUNT fit testers were shipped compared with $6.8 million for the prior year. Without the military PORTACOUNT fit tester sales, the Safety, Comfort, and Health market area had about a 14 percent sales increase for the second quarter and about 9 percent for the six months of fiscal 1998 compared with the prior year.

Sales of products for Productivity and Quality Improvement increased 29 percent and were at 34 percent of total sales for the fiscal 1998 second quarter compared with 28 percent a year ago. For the six months ended September 30, 1997, sales of Productivity and Quality Improvement products increased 18 percent, making up 35 percent of total sales compared with 31 percent for last year's first half. For fiscal 1997, ended March 31, 1997, this category accounted for 33 percent of the Company's business. A portion of the sales increase in this area came from two small acquisitions--Zimmer GmbH in Germany made October 30, 1996, and Target Systems, Incorporated, made July 15, 1997. Without these acquisitions, sales of products for Productivity and Quality Improvement increased 18 percent for the second quarter and 10 percent for the six-month period of fiscal 1998 compared with fiscal 1997. The remainder of the sales increases are mainly attributable to the Company's line of LaserSpeed(R) noncontact, industrial process instrumentation.

Sales to U.S. and state government agencies including defense, comprised about 28 percent of the Company's net sales for the quarter as compared to 26 percent for the same quarter last year. For the six months ended September 30, 1997 and 1996, sales to the U.S. and state government agencies were at 25 percent and 23 percent, respectively. These changes in the percentage of governmental sales is within the range of normal fluctuations that can occur from quarter-to-quarter. The second half of fiscal 1998 should show governmental sales to be at a similar, or slightly lower, percentage compared with the first six months. Since sales to government agencies represent a significant portion of the Company's sales, it is important to consider the potential effects of changes in government spending. Due to the Company's diverse line of products, sales usually occur in a wide range of U.S. and state government agencies, so total government sales during the past several years have been quite stable as a percentage of total sales. However, shifts have occurred because of changes from quarter-to-quarter and year-to-year in shipments under contracts with the U.S. military agencies for the Company's PORTACOUNT(R) respirator fit testers.

During the second quarter, backlog of orders stayed almost even at $23.0 million at September 30, 1997, compared with $23.1 million at June 30, 1997, but below the backlog of $25.9 million at September 30, 1996. Order bookings were stronger across most of the Company's product lines at $20.4 million in the second quarter ended September 30, 1997 compared to the $17.4 million in the first quarter ended June 30, 1997. The lower backlog compared to a year ago is mainly due to shipments on a major contract for PORTACOUNT fit testers with the German Army which was still in backlog a year ago.

Gross profit for the second quarter ended September 30, 1997, was 56.4 percent of net sales compared with the 56.1 percent gross profit margin in the second quarter last year. Six-month gross profit margin was 55.7 percent this year compared to 56.2 percent a year ago. These gross profit margin percentages for the second quarter and first six months fell within what is considered to be a normal range for TSI's business.

Research and product development expenses as a percentage of net sales were 14.2 percent for the second quarter and 14.3 percent for the six-month period ended September 30, 1997, compared to 14.4 percent and 13.6 percent of net sales, respectively, for the same periods last year. Actual research and product development spending was up about 5 percent in the second quarter and 8 percent in the first six months. The Company continues its commitment to growth through development of new technologies and products. For all of fiscal 1998, research and development expenses are expected to continue near the Company's historical range of 12 to 14 percent of sales.

Selling expenses were 22.0 percent of net sales for the second quarter compared to 21.7 percent for the year earlier period. For the first six months of fiscal 1998, selling expenses were 22.3 percent compared with 21.8 percent for the same period a year ago. The differences between periods as a percentage of sales are considered to be within the range of normal fluctuation.

Administrative expenses were 8.0 percent and 7.9 percent of net sales for the three and six-month periods ended September 30, 1997, respectively. For the same periods ended September 30, 1996, administrative expenses were 7.7 and 7.5 percent of net sales. The Company expects administrative costs to continue in a normal operating range of 7 to 9 percent of net sales through the remainder of fiscal 1998.

Other income was $190,000 in the second quarter and $486,000 in the first six months of fiscal 1998 compared with $108,000 and $173,000, respectively, for the same periods in fiscal 1997. The increase for the second quarter of the current fiscal year is due to higher interest income due to higher cash balances, along with fluctuations due to foreign currency transactions.

The provision for income taxes was at the rate of 35 percent of pre-tax earnings for the second quarter and six month periods of both fiscal 1998 and 1997.

Liquidity and Capital Resources

Cash and cash equivalents remained at about the same level, being at $7,329,000 on September 30, 1997, compared with $7,695,000 at March 31, 1997. The increase attributable to increased net earnings was more than offset by increases in inventory, property, plant, and equipment and other assets, decreases in accruals, and cash required for the acquisition of another company.

The ratio of current assets to current liabilities was 3.9 as of September 30, 1997, compared to 3.7 as of March 31, 1997. Working capital increased $5,485,000 to $27,132,000 at the end of the second quarter of fiscal 1998, compared to $21,647,000 at the end of fiscal 1997.

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

PART II. OTHER INFORMATION

Item 6.  Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  Exhibit 11 - Computation of Per Share Earnings
                  Exhibit 27 - Financial Data Schedule

         (b)      Reports on Form 8-K:
                  No reports on Form 8-K have been filed by the Registrant during the quarter for which this report is being filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

Registrant:  TSI Incorporated

Date:  November 12, 1997                 By:
                                             ---------------------------------
                                             James E. Doubles
                                             President & CEO


Date:  November 12, 1997                 By:
                                             ---------------------------------
                                             Lowell D. Nystrom
                                             Vice President &CFO