Form 10-Q
period 1997-12-31
TSI INC /MN/
filed 1998-02-17
CIK 100063

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 10549

                                   Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED DECEMBER 31, 1997.

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

                              Yes _X_         No ____

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Date:  February 9, 1998         Number of Common Shares Outstanding:  11,693,003

                                TSI INCORPORATED

                                    FORM 10-Q
                     For the Quarter Ended December 31, 1997

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

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)


                                                   THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                       DECEMBER 31                        DECEMBER 31
                                                  1997             1996              1997             1996
----------------------------------------- ---------------------------------- ----------------- ----------------
Net sales                                 $    19,739,440  $    22,329,666   $     59,715,549  $    61,141,510
Cost of products sold                           8,365,549        9,926,126         26,068,969       26,914,037
----------------------------------------- ---------------- ----------------- ----------------- ----------------
                            GROSS PROFIT       11,373,891       12,403,540         33,646,580       34,227,473

Operating expenses
  Research and product development              2,971,105        2,789,140          8,684,206        8,066,926
  Selling                                       4,643,389        4,833,647         13,545,370       13,294,698
  Administrative                                1,497,508        1,520,823          4,637,485        4,421,760
----------------------------------------- ---------------- ----------------- ----------------- ----------------
                                                9,112,002        9,143,610         26,867,061       25,783,384
----------------------------------------- ---------------- ----------------- ----------------- ----------------
                        OPERATING INCOME        2,261,889        3,259,930          6,779,519        8,444,089

Other income                                      242,126          114,168            728,367          287,255
----------------------------------------- ---------------- ----------------- ----------------- ----------------
            EARNINGS BEFORE INCOME TAXES        2,504,015        3,374,098          7,507,886        8,731,344

Provision for income taxes                        826,000        1,181,000          2,577,000        3,056,000
---------------------------------------------------------- ----------------------------------------------------
                            NET EARNINGS  $     1,678,015  $     2,193,098   $      4,930,886  $     5,675,344
                                          ================ ================= ================= ================

EARNINGS PER COMMON SHARE                            $.14             $.19               $.42             $.49
----------------------------------------- ================ ================= ================= ================
Weighted average number of shares
  for computation of
  earnings per common share                    11,925,809       11,713,802         11,868,506       11,690,791


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                        DECEMBER 31           March 31          December 31
                                                            1997                1997                1996
                                                        (UNAUDITED)                             (unaudited)
----------------------------------------------------- -----------------   -----------------   -----------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                           $     10,071,872    $      7,694,998    $      3,205,382
  Accounts receivable                                       12,316,089          14,256,692          17,436,596
  Prepaid expenses                                             453,598             310,276             431,638
  Inventories
    Finished products                                        2,954,924           2,908,537           2,455,016
    Work-in-process                                          3,571,554           2,486,856           2,886,050
    Materials and supplies                                   9,360,250           7,906,912           7,490,468
----------------------------------------------------- -----------------   -----------------   -----------------
                                                            15,886,728          13,302,305          12,831,534
----------------------------------------------------- -----------------   -----------------   -----------------
                              TOTAL CURRENT ASSETS          38,728,287          35,564,271          33,905,150

INTANGIBLES AND OTHER ASSETS
  Goodwill                                                   3,799,300           3,001,796           2,856,179
  Note receivable                                              666,387             595,577             595,577
  Deferred income tax benefit                                  668,815             498,020             721,020
  Other assets                                               3,131,380           2,420,050           2,392,392
----------------------------------------------------- -----------------   -----------------   -----------------
                                                             8,265,882           6,515,443           6,565,168
PROPERTY, PLANT AND EQUIPMENT
  Land                                                         128,503             128,503             128,503
  Buildings                                                  3,706,152           3,586,992           3,568,981
  Construction in progress                                      84,690             183,229             439,124
  Machinery and equipment                                   19,900,265          18,244,708          17,912,736
----------------------------------------------------- -----------------   -----------------   -----------------
                                                            23,819,610          22,143,432          22,049,344
  Less allowance for depreciation                           15,034,499          13,344,806          13,105,193
----------------------------------------------------- -----------------   -----------------   -----------------
                                                             8,785,111           8,798,626           8,944,151
----------------------------------------------------- -----------------   -----------------   -----------------
                                      TOTAL ASSETS    $     55,779,280    $     50,878,340    $     49,414,469
                                                      =================   =================   =================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

  Accounts payable and accrued expenses                $     4,799,275    $      4,963,795    $      5,294,937
  Employee compensation                                      3,652,035           3,904,546           4,020,752
  Taxes, other than income taxes                               434,934             442,247             634,693
  Income taxes payable                                         831,361             247,354             402,812
----------------------------------------------------- -----------------   -----------------   -----------------
                         TOTAL CURRENT LIABILITIES           9,717,605           9,557,942          10,353,194

----------------------------------------------------- -----------------   -----------------   -----------------
                                 TOTAL LIABILITIES           9,717,605           9,557,942          10,353,194

SHAREHOLDERS' EQUITY
  Common shares, $.10 par value                              1,168,437           1,149,573           1,129,767
  Additional paid-in capital                                10,805,191           9,724,365           8,573,413
  Retained earnings                                         34,298,613          30,400,007          29,146,109
  Equity adjustment from translation                          (210,566)             46,453             211,986
----------------------------------------------------- -----------------   -----------------   -----------------
                        TOTAL SHAREHOLDERS' EQUITY          46,061,675          41,320,398          39,061,275

        --------------------------------------------- -----------------   -----------------   -----------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $    55,779,280    $     50,878,340    $     49,414,469
                                                      =================   =================   =================


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)


NINE MONTHS ENDED DECEMBER 31                                                      1997                1996
-------------------------------------------------------------------   ------------------  ------------------
OPERATING ACTIVITIES
  Net earnings                                                        $       4,930,887   $       5,675,344
  Adjustments to reconcile net earnings to net cash
  Provided by operating activities:
    Provision for losses on accounts receivable                                  33,185               6,994
    Depreciation and amortization of property, plant and equipment            1,421,722           1,414,525
    Amortization of goodwill                                                    176,359             137,899
      Gain on sale of assets                                                    (21,039)              4,337
    Changes in operating assets and liabilities:
      Accounts receivable                                                     2,218,214          (1,565,906)
      Prepaid expenses                                                          (80,967)           (121,155)
      Inventories                                                            (1,889,404)         (1,422,492)
      Other assets                                                             (437,137)            272,361
      Accounts payable and accrued expenses                                  (1,277,132)            360,506
      Employee compensation payable                                            (317,113)            831,037
      Taxes, other than income taxes                                             (7,313)            304,273
      Current income taxes payable                                              584,007            (223,327)
    Foreign currency translation gain (loss)                                   (284,063)            162,749
-------------------------------------------------------------------   ------------------  ------------------
                         NET CASH PROVIDED BY OPERATING ACTIVITIES            5,050,206           5,837,145
-------------------------------------------------------------------   ------------------  ------------------

INVESTING ACTIVITIES
  Additions to property, plant and equipment                                 (1,368,892)         (1,881,813)
  Proceeds from disposal of property, plant and equipment                        22,858               4,526
  Purchase of companies, net of cash acquired                                (1,452,208)         (1,081,764)
-------------------------------------------------------------------   ------------------  ------------------
                             NET CASH USED IN INVESTING ACTIVITIES           (2,798,242)         (2,959,051)
-------------------------------------------------------------------   ------------------  ------------------

FINANCING ACTIVITIES
  Proceeds from stock options exercised                                       1,112,093             343,249
  Dividends paid                                                               (927,252)           (731,269)
  Purchases of common stock                                                    (117,432)                ---
-------------------------------------------------------------------   ------------------  ------------------
               NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               67,409            (388,020)
-------------------------------------------------------------------   ------------------  ------------------

Effect of exchange rate changes on cash and cash equivalents                     57,501              27,253
-------------------------------------------------------------------   ------------------  ------------------
                  INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            2,376,874           2,517,327
-------------------------------------------------------------------   ------------------  ------------------

Cash and cash equivalents at beginning of year                                7,694,998             688,055
-------------------------------------------------------------------   ------------------  ------------------
             CASH AND CASH EQUIVALENTS AT END OF NINE MONTH PERIOD    $      10,071,872   $       3,205,382
                                                                      ==================  ==================


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1997
                                   (Unaudited)

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

Note 2.  Earnings Per Share

         See Exhibit 11, Computation of Per Share Earnings, on page 12 of this document. In the fourth quarter of the fiscal year ended March 31, 1998 the Company will implement FAS No. 128, "Earnings Per Share". The Company does not anticipate the impact of this to be material.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Net sales for the three-month period ended December 31, 1997, were $19,739,000 which represents a decrease of 12 percent from $22,330,000 for the same period last year.

For the first nine months of fiscal 1998, the Company's net sales were $59,716,000, down 2 percent from $61,142,000 for the same nine-month period a year ago.

Sales of products for the Safety, Comfort, and Health of People decreased 12 percent and accounted for 66 percent of the Company's total business for the third quarter of both the current and prior fiscal year. For the nine months ended December 31, 1997, sales of Safety, Comfort, and Health of People products decreased 6.7 percent and represented 65 percent of total sales compared with 68 percent for last year's first nine months. This area accounted for 67 percent of the Company's business in fiscal 1997, ended March 31, 1997. While sales of commercial product lines in this market area have continued to increase during the first nine month of fiscal 1998, a decrease in military sales of the Company's PORTACOUNT(R) respirator fit testers caused the year-to-year comparison to show a decrease. The major difference is due to a contract for these devices from the German Army which was shipped during the first three quarters of fiscal 1997. During the first nine months of fiscal 1998, a total of $6.8 million of military PORTACOUNT fit testers were shipped compared with $11.0 million for the prior year. Without the military PORTACOUNT fit tester sales, the Safety, Comfort, and Health market area had about a 3 percent sales decrease for the third quarter and about a 4 percent increase for the nine months of fiscal 1998 compared with the prior year. The fiscal 1998 third quarter sales decline was primarily due to delays in the release of a product. This product will ship in the fourth quarter of fiscal 1998.

Sales of products for Productivity and Quality Improvement decreased 11 percent and were at 34 percent of total sales for the third quarter of both the current and prior fiscal year. For the nine months ended December 31, 1997, sales of Productivity and Quality Improvement products increased 7 percent, making up 35 percent of total sales compared with 32 percent for last year's first nine months. For fiscal 1997, ended March 31, 1997, this category accounted for 33 percent of the Company's business. A portion of the sales in this area came from two small acquisitions--Zimmer GmbH in Germany made in October 1996, and Target Systems, Incorporated, made in July 1997. Without these acquisitions, sales of products for Productivity and Quality Improvement would have decreased about 20 percent for the third quarter and about 1 percent for the nine-month period of fiscal 1998 compared with fiscal 1997. The declines were due primarily to:

* A slowdown in business in the Pacific Rim region. The Company is uncertain when this business will return to its previous level, but believes it to be six-months or longer. Over the past 5 years, this business has represented between 12 to 14 percent of overall sales. For the third quarter of fiscal 1998 it was about 10 percent of sales.

*        Turnover at a subsidiary in both the technical and manufacturing areas.
         This caused a significant decline in our shipment levels. The Company is in the process of replacing key positions and training those replacements that have been hired.

Sales to U.S. and state government agencies including defense, comprised about 17 percent of the Company's net sales for the quarter as compared to 20 percent for the same quarter last year. For the nine months ended December 31, 1997 and 1996, sales to the U.S. and state government agencies were at 22 percent for both periods. These changes in the percentage of governmental sales are within the range of normal fluctuations that can occur from quarter-to-quarter. The fourth quarter of fiscal 1998 should show governmental sales to be at a similar percentage compared with the first nine months. Since sales to government agencies represent a significant portion of the Company's sales, it is important to consider the potential effects of changes in government spending. Due to the Company's diverse line of products, sales usually occur in a wide range of U.S. and state government agencies, so total government sales during the past several years have been quite stable as a percentage of total sales. However, shifts have occurred because of changes from quarter-to-quarter and year-to-year in shipments under contracts with the U.S. military agencies for the Company's PORTACOUNT(R) respirator fit testers.

Order bookings were reasonable across most of the Company's product lines at $21.5 million in the third quarter ended December 31, 1997 compared to the $20.4 million in the second quarter ended September 30, 1997. During the third quarter, backlog of orders increased to $24.8 million at December 31, 1997, compared with $23.0 million at September 30, 1997, but below the backlog of $26.6 million at December 31, 1996. The lower backlog compared to a year ago is mainly due to shipments on a major contract for PORTACOUNT fit testers with the U.S. Army which had a higher backlog level a year ago.

Gross profit for the third quarter ended December 31, 1997, was 57.6 percent of net sales compared with the 55.5 percent gross profit margin in the third quarter last year. Nine-month gross profit margin was 56.3 percent this year compared to 56.0 percent a year ago. These gross profit margin percentages for the third quarter and first nine months fell within what is considered to be a normal range for TSI's business.

Research and product development expenses as a percentage of net sales were 15.1 percent for the third quarter and 14.5 percent for the nine-month period ended December 31, 1997, compared to 12.5 percent and 13.2 percent of net sales, respectively, for the same periods last year. Actual research and product development spending was up about 6.5 percent in the third quarter and 7.7 percent in the first nine months. The Company continues its commitment to growth through development of new technologies and products. For all of fiscal 1998, research and development expenses are expected to be in a similar range as the nine-month period ended December 31, 1997.

Selling expenses were 23.5 percent of net sales for the third quarter compared to 21.6 percent for the year earlier period. For the first nine months of fiscal 1998, selling expenses were 22.7 percent compared with 21.7 percent for the same period a year ago. The differences between periods as a percentage of sales are considered to be within the range of normal fluctuation.

Administrative expenses were 7.6 percent and 7.8 percent of net sales for the three and nine-month periods ended December 31, 1997, respectively. For the same periods ended December 31, 1996, administrative expenses were 6.8 and 7.2 percent of net sales. The Company expects administrative costs to continue in a normal operating range of 7 to 9 percent of net sales through the remainder of fiscal 1998.

Other income was $242,000 in the third quarter and $728,000 in the first nine months of fiscal 1998 compared with $114,000 and $287,000, respectively, for the same periods in fiscal 1997. The increase for the third quarter of the current fiscal year is primarily due to higher interest income due to higher cash balances.

The provision for income taxes was at the rate of 33 percent and 34 of pre-tax earnings for the three and nine-month periods ended December 31, 1997, respectively. For the same periods ended December 31, 1996, the income tax rate was 35 percent for both the three and nine-month periods. The Company expects the income tax rate to continue in the 33 to 35 percent range for the remainder of fiscal 1998.

Liquidity and Capital Resources

Cash and cash equivalents increased to $10,072,000 on December 31, 1997, compared with $7,329,000 at September 30, 1997. The increase was attributable to cash generated from operations partially offset by additions to property, plant and equipment and payment of dividends.

The ratio of current assets to current liabilities was 4.0 as of December 31, 1997, compared to 3.7 as of March 31, 1997. Working capital increased $3,005,000 to $29,011,000 at the end of the third quarter of fiscal 1998, compared to $26,006,000 at the end of fiscal 1997.

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

Registrant:     TSI Incorporated

Date:  February 13, 1998                           By:  /s/ James E. Doubles
                                                       -------------------------
                                                        James E. Doubles
                                                        President & CEO


Date:  February 13, 1998                           By:  /s/ Robert F. Gallagher
                                                       -------------------------
                                                        Robert F. Gallagher
                                                        Vice President & CFO