Form 10-K405
period 1998-03-31
TSI INC /MN/
filed 1998-06-26
CIK 100063

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1998.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of registrant as of June 2, 1998: $75,174,840

Number of shares outstanding as of June 2, 1998: 11,409,858 shares of Common Stock, $.10 par value.

Documents incorporated by reference: See Index of Exhibits, Financial Statement Schedules and Reports on Form 8-K, located at pages 18 and F-1 of this report.

Total number of pages including cover -- 35

PART I

Item 1.       BUSINESS

DEVELOPMENT OF THE BUSINESS
         The Company was founded in 1961 as a manufacturer of scientific measuring instruments for research applications. In 1968, the Company went public under the name Thermo-Systems Inc. and in 1976 became TSI Incorporated. In recent years, the Company has applied its research instrumentation technology to industrial applications and has acquired or developed additional technologies to address the needs of several markets in order to become a diversified, precision instrumentation company.

RECENT CORPORATE DEVELOPMENTS
         In July 1997, the Company acquired Target Systems, Inc. of Salt Lake City, Utah, a manufacturer of diameter gauges for the wire and cable industry. It had sales of approximately $2,900,000 in the twelve months prior to acquisition. This addition enhances the capabilities of the Company by adding products to its instrumentation for non-contact monitoring and control in materials processing.

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

         The discussion that follows describes the business and product lines under these two market drivers and shows the percentage contribution to net sales:

                                                             Year Ended March 31
                                                             -------------------

     Major Market Drivers                                     1998   1997   1996
     --------------------                                     ----   ----   ----

     Instruments for the Safety, Comfort & Health of People    64%    67%    66%

     Instruments for Productivity and Quality Improvement      36%    33%    34%
                                                              ----   ----   ----

                                                              100%   100%   100%

INSTRUMENTS FOR THE SAFETY, COMFORT AND HEALTH OF PEOPLE
         TSI instruments that enhance the Safety, Comfort and Health of People are described under five headings or categories:

Analytical and Research Instruments
         The Company's earliest products, starting in 1966, were for research applications. The development of many of the basic technologies used in TSI products occurred in research instruments, and the following often describes products that apply these technologies to specific industrial applications.

         The Company has developed a line of analytical and research instruments which are used to measure and characterize very small particles, usually referred to as submicron particles or aerosols. These instruments are designed to monitor contamination levels, to make measurements in aerosol generation studies, to study air pollution levels in buildings or in outside air and to measure the size distribution of various aerosols. During fiscal 1998, the Company introduced an Ultraviolet Aerodynamic Particle Sizer(R) Spectrometer (UV-APS) for early warning of biohazards. The Company received a $1.8 million contract for this device from the US Army with delivery scheduled in early fiscal 1999. The contract includes options to purchase $4.6 million of additional instruments for delivery before October 1999.

         Many of the Company's particle measuring instruments are used in conjunction with computers (manufactured by others) which compile and interpret the data obtained. The Company develops and sells a variety of user-friendly software packages to expand and enhance the applications of these instruments. Technologies developed within this area are used in industrial instruments for industrial hygiene and safety as well as instruments for quality control and testing.

Monitoring and Control Instruments for Heating, Ventilating and Air Conditioning
(HVAC)
           These instruments are used to measure or control air flow, air distribution, relative humidity, pressure, dew point, temperature, particle concentration and concentration of gases for purposes of enhancing HVAC system performance. Some applications in this category fall into the area of "Indoor Air Quality" measurements. These instruments use technology originally developed in various research instruments and applications. In early fiscal 1999, a line of instruments for measuring combustion gases in furnaces, water heaters and boilers was introduced.

Instruments for Industrial Hygiene and Safety
         The Company's instruments in this category are mainly to monitor for potential problems in the air people breathe and to help protect people from toxic airborne substances. The PortaCount (R) Respirator Fit Tester helps protect workers and military personnel by testing for the proper fit of respirators and gas masks. The Company markets the PortaCount in both commercial and military versions.

         Much of this area of application is often referred to as "Indoor Air Quality". Product lines for this category have expanded in the last few years as the Company has applied its basic technologies in the areas of air velocity measurement and fine particle measurement. The addition of a line of gas detection sensors obtained in the acquisition of Transducer Research, Inc. in fiscal 1993 led to additional product offerings.

         This area includes portable instruments that measure various indoor air quality parameters, including levels of carbon dioxide, a parameter that has been linked to the "sick building" syndrome. It also includes instruments for measuring dust concentrations, carbon monoxide in industrial settings and the high concentrations of carbon dioxide used in food and beverage manufacturing. A portable personal gas monitor for use in confined spaces was introduced in early fiscal 1999. Development work is continuing to add other gas detection sensors and instruments to these product lines.

Meteorological and Hydrological Instruments
         With the 1986 acquisition of Handar, in Sunnyvale, California, an extensive line of measuring instruments were added to the Company's outdoor environmental measurement capabilities. They are used globally to monitor atmospheric parameters such as wind, humidity, temperature, visibility, cloud height, soil moisture, snow, rain, and many others. Applications include monitoring weather conditions in remote locations, monitoring aviation weather, forecasting wildfires and floods, measuring the impact of pollution on natural resources and various other applications. Complete systems measure, collect, store, and transmit data via telephone, radio, and satellite. Handar's products include an ultrasonic wind sensor, an improvement on the cup-and-vane anemometers widely used to measure wind speed and direction. This patented sensor utilizes ultrasonic technologies, involves no moving parts and can be heated to prevent ice buildup when used at low temperatures.

         While these products have been manufactured and sold for a number of years, additional engineering work is continuing to improve and add new sensors, data collection platforms and communication devices to enhance performance and broaden applicability.

OEM Products
         Commonly referred to as "original equipment manufacturer" (OEM), this category includes sensors and devices sold to other manufacturers for incorporation into their products. TSI has for several years supplied flow sensors to monitor flow in medical products used for respiratory assistance. Ventilators used to assist breathing in intensive care units are the main product in which these sensors are used.

         Through TSI's Alnor subsidiary, fume hood and room pressure monitors are sold on an OEM basis to manufacturers of fume hood cabinets and to HVAC control companies.

INSTRUMENTS FOR PRODUCTIVITY AND QUALITY IMPROVEMENT
         TSI instruments for Productivity and Quality Improvement help customers worldwide to enhance the competitive position of their processes and products. They are described here under four headings or categories.

Research Instruments
         As with the safety, comfort and health products, the first products described are those used for research and testing, since they were the Company's first technologies, actually starting with the founding of the Company in 1961. Since then, many industrial products have grown out of technology developed for research and this is expected to continue.

         Fluid mechanics (or flow related) measuring instruments represent the main product line for research applications. Fluid mechanics measurements are mostly used for productivity and quality improvement of customers' products and processes. Examples include the imaging of flow velocity and turbulence in wind tunnels, ducts and pipes, and imaging in engines and automotive exhaust gases to improve efficiency or lower pollution and noise.

         The Company's flow measuring instruments utilize several measurement techniques including thermal anemometry, laser Doppler velocimetry, phase Doppler particle analysis, and particle image velocimetry. These are used in research products as described below:

         --Thermal Anemometers -- Thermal anemometry technology has been used in the Company's flow measuring instruments since its earliest products were developed. A probe containing a small electrically-heated element is exposed to a flow. The cooling effect of the flow as it passes the element provides a measure of the velocity and/or flow rate of the fluid. The instrument provides the flow rate in an analog display or converts it into a digital signal for further processing by a computer. The output signal can be used to monitor, analyze or control the flow or velocity within a flow channel or process. The Company maintains an ongoing development program to further enhance this technology and add companion products and software for convenient signal analysis and data interpretation. Thermal Anemometry is used in many of the instruments sold into TSI's industrial markets. The technique is used in many HVAC instruments, for example, as well as instruments for industrial hygiene and safety.

         --Laser-Doppler Velocimeters -- For over 20 years, the Company has developed and produced various flow measuring instruments which utilize a laser-based technology, generally called laser Doppler velocimetry (using lasers manufactured by others). These instruments use a laser beam and optical measurement techniques to measure velocity and movement, rather than a probe as used with the thermal instruments. They are used to obtain measurements in locations where a probe would be destroyed or would disturb the flow of the fluid being measured. This technology continues to be enhanced in a variety of ways to meet new applications. Reducing the size, increasing the ruggedness of instruments, improving accuracy, improving signal processing techniques and allowing for more than one measurement to be taken at a point in time are some of these enhancements. The Company also has developed and is selling a variety of user-friendly software packages to expand and enhance the application of these instruments. Laser Doppler velocimetry techniques are used in other TSI instruments for non-contact monitoring and control in material production processes.

         --Particle Image Velocimeters -- Through engineering design, licensing of technologies and acquisition of product lines, the Company has developed a line of instruments and software that measure or map flow patterns over an area. This provides users with a visual output of flow speed and direction, for example, around an object in a wind tunnel. These products are referred to as particle-image velocimeters because the technique is based on tracking, simultaneously, the movement of numerous particles in the flow stream. Optical techniques are used to show images of the flow patterns. This area has been emerging as an important addition to TSI's flow measuring and analysis capabilities, which the Company expects to continue growing over the next few years.

         --Phase-Doppler Particle Analysis -- During fiscal 1996, the Company's acquisition of Aerometrics, Inc. added significant capability for measuring the characteristics of spray droplets, such as those in fuel injector sprays, personal inhalers, water sprays, etc. This technology, which expands on laser Doppler velocimetry technology, is referred to as phase Doppler particle analysis.

Non-Contact Monitoring and Control in Materials Processing
         Under the trade name LaserSpeed(R), the Company produces an instrument line that employs diode lasers and optical techniques to measure the surface speed and length of aluminum, steel and similar materials during manufacturing. This product line performs well for measurements in rolling mills and similar metals forming operations. Applications to other materials processing have also been developed. The LaserSpeed instruments give precise measurements without physical contact with the materials. Customers realize savings in material cost by reducing scrap and in quality improvements through better process control. LaserSpeed CB100 and CB150 instruments measure the speed and length of extruded materials such as fiber, wire and cable during manufacturing. Further development work is continuing to enhance these devices, lower product costs and expand their use to other materials manufacturing processes.

         In fiscal 1998 and 1997, two small acquisitions, one in Germany and one in the United States, added new non-contact techniques for measuring diameter, width and materials alignment in industrial processes. These products can be sold to the same customers and through the same distribution channels as the LaserSpeed instruments.

Instruments For Quality Control Testing
         The Company's line of automated test stands, sold under the trade name CertiTest(TM), are used to determine the efficiencies of filters and filter media using particle sensing techniques to measure for leaks. This product line is used for quality control by filter manufacturers and has been manufactured and marketed for several years.

         This category also includes instruments for measuring the speed and concentration of droplets in industrial sprays to assure uniform manufacturing quality of devices such as fuel injectors. A quality control automated test stand called the Optical Patternator(TM) was introduced during fiscal 1997, with the first units delivered during fiscal 1998.

OEM Products
         In fiscal 1994, some of the Company's product lines for monitoring contamination levels in clean rooms were sold to Particle Measuring Systems, Inc. (PMS) of Boulder, Colorado. The Company continues to manufacture some of the products for PMS on an OEM basis until December, 1998 or longer, subject to options. These instruments monitor the particle contamination levels in air and other gases in industrial clean room applications and measure residue in ultra-clean water using particle sensors that incorporate light scattering optical techniques. They are used by manufacturers of semiconductor devices, pharmaceutical products and other products which require very low contamination levels during critical manufacturing processes.

RAW MATERIALS AND PARTS
         The Company purchases most of its electronic components and materials from suppliers in the United States and, generally, has not experienced problems with availability. Some materials, such as laser diodes and fibers for fiber optics, are imported. Import restrictions could impair availability of some of these materials. Engineering design of the Company's products does not require exotic parts or materials and the selection of readily available materials has been an important design goal. The Company utilizes a vendor certification program to help maintain the quality and timeliness of incoming parts. The Company continues to seek and maintain alternative vendors and has generally been able to locate alternative sources for materials during periods of short supply. A severe shortage of electronic parts could impair the Company's ability to produce certain products, but a broad and diversified product line helps to alleviate this risk.

CUSTOMERS
         The Company sells to a broad range of customers throughout the world. These customers include many industrial companies, educational institutions, research organizations and agencies of the United States and foreign governments.

         Sales to U.S. defense customers accounted for about 14 percent of total net sales in fiscal 1998, 12 percent in fiscal 1997 and 10 percent in fiscal 1996, but accounted for no more than 10 percent of total sales for each of the prior ten years. The increases in fiscal 1998 and fiscal 1997 were mainly due to sales of PortaCount respirator fit testers under U.S. military contracts.

         Reduction or changes in federal spending may adversely affect the Company's governmental and, to some extent, educational sales. While there are some developmental contracts and sales made to many different U.S. government agencies of many different products, the Company's major government sales in recent years have been products related to protecting military personnel from bio-hazard materials. These sales are made on a contractual basis one year at a time or less. There is no assurance that these sales will continue or that the government will not cancel such contracts (however, incurred costs would normally be reimbursed). As of March 31, 1998 the Company's backlog included orders of about $4.8 million for PortaCount fit testers and $1.8 million for Ultraviolet Aerodynamic Particle Sizer Spectrometers for U.S. military services, all scheduled to be shipped during fiscal 1999.

         Sales to international customers under the Company's two major market drivers for the periods indicated were as follows:

                                                Year Ended March 31
                                                -------------------
                                     1998               1997               1996
                                --------------     ---------------     --------------`
                                Int'l.    % of     Int'l      % of     Int'l.    % of
                                Sales    Total     Sales     Total     Sales    Total
                                (000)    Sales     (000)     Sales     (000)    Sales
                                -----    -----     -----     -----     -----    -----
   Major Market Drivers
   --------------------
Instruments for the Safety,
  Comfort & Health of People    $13,266  16%      $17,379     22%     $11,647    17%

Instruments for Productivity
  and Quality Improvement        13,863  17%       12,941     16%      13,106    19%
                                 ------  ---       ------     ---      ------    ---
Total                            27,129  33%       30,320     38%      24,753    36%


Overall, the Company's fiscal 1998 international sales were 11 percent less than fiscal 1997 international sales. Fiscal 1997 international sales increased 22 percent compared to fiscal 1996. The significant fluctuation between the years is due primarily to sales of Safety, Comfort and Health products.

         Included in fiscal 1997 sales of Safety, Comfort and Health products was a $6.8 million contract for the PortaCount(R) respirator fit tester to the German Army. There was no similar international contract in either fiscal 1998 or 1996. Consequently, for Safety, Comfort and Health products, international sales increased 49 percent between fiscal 1997 and 1996 but decreased 24 percent between fiscal 1998 and 1997.

         Productivity and Quality Improvement products increased 7 percent from fiscal 1997 to 1998 after experiencing a 1 percent decline from fiscal 1996 to 1997. The increase in fiscal 1998 was attributable primarily to higher sales of LaserSpeed(R) instruments. The decline in international sales in fiscal 1997 was due to a decline in research product sales. Research product sales fluctuate year-to-year depending on buying trends in this mature market niche.

         Both Safety, Comfort and Health instruments and Productivity and Quality Improvement instruments have experienced a decline in sales to the Pacific Rim region, primarily due to a weakening of the economies in that region. Sales to the Pacific Rim represented 10 percent, 12 percent and 14 percent of sales in fiscal years 1998, 1997 and 1996, respectively. It is uncertain what impact the weakening of the Asian currencies will have on fiscal 1999.

         Further segment information about domestic and foreign operations is included under Note I of the Notes to Consolidated Financial Statements on page 23 of the Company's 1998 Annual Report to Shareholders (Exhibit 13, page F-8). Refer to page 12 of the Management's Discussion and Analysis of Results of Operations and Financial Condition for additional discussion regarding international sales.

MARKETING
         The Company markets its products through Company-employed sales engineers operating from offices located in the United States, and international sales offices located in Europe. In addition, independent sales representatives and distributors represent the Company in other domestic and international markets. The Company uses promotional catalogs, technical bulletins, seminars, displays, trade shows, insertions in catalogs of others and advertising in trade journals to promote its products. The Company's sales consist primarily of standard products as listed in its catalogs, although the Company also sells specialized products designed to meet specific customer requirements.

         The nature of the Company's products requires a marketing approach that is customer application oriented. Accordingly, sales engineers and independent representatives are technically competent in a variety of engineering and scientific disciplines as well as trained in the market niches and product lines on which they concentrate. The sales force provides the Company with information for developing new products and identifying new markets. In addition to direct sales efforts and after-sales servicing, the Company provides its customers with technical support, advice, training and application information related to the Company's products.

         At March 31, 1998, the Company's backlog of orders was approximately $22,408,000 compared to $25,122,000 at March 31, 1997 and $30,007,000 at March
31, 1996. The Company estimates that over 95% of the 1998 backlog will be shipped by March 31, 1999.

         As of March 31, 1998, about $4.8 million of the Company's backlog was due to the afore-mentioned military contracts for PortaCount fit testers, compared with $8.5 million and $12 million as of March 31, 1997 and 1996, respectively. The March 31, 1998 backlog also includes a $1.8 million U.S. military contract for the Company's Ultraviolet Aerodynamic Particle Sizer(R) Spectrometer. There was no similar contract in backlog at March 31, 1997 or 1996.

COMPETITION
         The Company's products compete with products utilizing different technologies as well as directly competitive products. For example, certain of the Company's measuring instruments which use thermal anemometry techniques compete with instruments utilizing differential pressure or other measurement techniques. New technologies and products could be introduced by competitors that would make existing Company products obsolete. The Company's ability to compete is dependent on its ability to develop or license products in a changing technological environment. The Company's competitive strength often comes from its ability to fit instruments to new applications on an ongoing basis such that new applications or markets replace those where needs have changed. Also important is an ability to grow by adding new markets.

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

                                                     COMPETITORS                              COMPANY'S
                                                     -----------                             MARKET SHARE
                                        Major                        Minor               --------------------
                                ----------------------        --------------------       Significant    Minor
Product Type                     Int'l        Domestic        Int'l       Domestic          Share       Share
-------------------------------------------------------------------------------------------------------------
Instruments for the Safety, Comfort & Health of People
------------------------------------------------------
ANALYTICAL AND
RESEARCH                        2                2             more        more               X*
                                                               than 6      than 6

HVAC
   Air Distribution             3                2             more        more               X*
                                                               than 6      than 6
   Lab/Room Air
   Flow Control                 -                3               2           3                           X*

INDUSTRIAL HYGIENE
& SAFETY
   Respirator Fit Test          -                -               -           2                X

   Indoor Air Quality           2                4             more        more                          X*
                                                               than 6      than 6



METEOROLOGY/
 ENVIRONMENTAL
MONITORING                      4               3              more        more               X*
                                                               than 6      than 6

OEM**                                  **                        -           -                X*

Instruments for Productivity & Quality Improvement
--------------------------------------------------
RESEARCH                        1               -                4           2                X

NON-CONTACT MATERIAL
 PROCESSING                     3               -                2           1                X

QUALITY CONTROL
   Filter Testing               -               1                2           -                X

   Spray Measurements           1               -                2           2                X

OEM**                                  **                                                     X*


*Market share varies considerably by specific product within the market category **OEM sales are normally made under specific contracts mainly in areas where the
  Company has unique applicable technology so competition is not usually the major issue.

RESEARCH AND PRODUCT DEVELOPMENT
         The Company is engaged in research and development activities principally for developing proprietary products. These activities, which occur in all aspects of the Company's business, generally consist of the development, design and testing of potential new products with emphasis on applied (as distinct from basic) research. Approximately 75% of the Company's engineering and technical staff are engaged in research and development activities on a full-time basis. The Company also engages in some contract research work for others that varies from time to time. This type of contract work generally relates to the development of a future instrument or product enhancements to better meet market needs and applications. In addition, the Company utilizes various outside consultants in the research and development area. In fiscal year 1998, the Company spent approximately $11,554,000 (14.3% of net sales) in research and product development activities, compared to $10,939,000 (13.6% of net sales) and $8,993,000 (13.0% of net sales) in fiscal 1997 and 1996, respectively.

PATENTS AND LICENSES
         One or more aspects of several products currently marketed by the Company are covered by patents owned by the Company or licensed to the Company by outside inventors. While the Company believes that patent protection is important to its business, it does not believe that the expiration or invalidation of any particular patent would have a material adverse effect on its business. All licenses held with respect to technology used by the Company are believed to be fully enforceable. The loss of any one of several licenses held by the Company would probably not have significant adverse effect on the Company.

EMPLOYEES
As of March 31, 1998, the Company had 512 employees. The Company's employees are not represented by a union, except at Alnor Instrument Company, a wholly owned subsidiary acquired in fiscal 1996, where about 35 production employees are represented by an in-house union. There has never been a work stoppage due to labor difficulties and the Company considers its relations with employees to be satisfactory at all locations.

Item 2.       PROPERTIES

         The Company's general offices and main manufacturing facilities are located at 500 Cardigan Road, Shoreview, Minnesota 55126. This building contains approximately 140,000 square feet. Constructed for the Company, it has been in use by the Company since 1976 and is well suited to the Company's operations. This building was built in three parts, the first being completed in fiscal 1977, the second in fiscal 1981 and the third, which added 58,000 square feet of space, in fiscal 1996. The project for the third part along with related furnishings, product equipment and improvements in the existing space, had a total cost of about $4 million during fiscal years 1995 and 1996. The expansion and remodeling project resulted in a facility that is ideally suited for the Company's diversified product lines and markets. As of March 31, 1998, the productive capacity of this building is estimated to be from 30 to 50 percent higher than fiscal 1996 levels, depending on the type of increased business encountered. The increased production capacity was necessary because of higher sales of analytical and research products which require more engineering support, making second shift production less feasible than for higher volume, industrially oriented products. The Company owns additional land at the same location on which it can build up to 80,000 square feet of additional space if necessary.

         The Company also leases space for subsidiary operations which has in each case been modified to suit requirements.

Item 3.       LEGAL PROCEEDINGS

         No material legal proceedings were pending or threatened against the Company or its subsidiaries as of March 31, 1998.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of the year ended March 31, 1998, for a vote by the shareholders.


PART II

Item 5.       MARKET FOR REGISTRANTS' COMMON EQUITY & RELATED MATTERS

         The information in the sections titled "Stock and Dividend Data" and "Stock Data" on page 11 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

Item 6.       SELECTED FINANCIAL DATA

         The information in the section titled "Eleven-Year Financial data Summary" for the years 1988 through 1998 on pages 10 and 11 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
              OPERATIONS AND FINANCIAL CONDITION

         The information in the section titled "Management Discussion and Analysis of Results of Operations and Financial Condition" on pages 12 through 15 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and notes thereto on pages 16 through 23 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

         The following supplemental financial data are included herein and should be read in conjunction with the consolidated financial statements in the Company's 1998 Annual Report to Shareholders:

         Schedule VIII: Valuation and Qualifying Accounts, page F-4.
         Schedule X:    Supplementary Income Statement Information, page F-5.

Item 9.       CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

              None


PART III

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         (a) The information concerning the Company's directors set forth in the Company's Proxy Statement for 1998, is incorporated by reference herein.

         (b)      The executive officers of the Company are:

                                        Position with the Company
         Name              Age          and Business Experience
---------------------------------------------------------------
Leroy M. Fingerson         65           Chairman of the Board of Directors . Dr.
                                        Fingerson was Chief Executive Officer of the Company from 1961 until July 1997 and Chairman of the Board since 1986.
                                        Dr. Fingerson has announced he will
                                        retire effective at the July 1998 Annual
                                        Meeting.

James E. Doubles           57           President and Chief Executive Officer
                                        since July 1997 and a Director. Mr.
                                        Doubles was President and Chief
                                        Operating Officer of the Company from
                                        July 1992 to July 1997.

Lowell D. Nystrom          62           Senior Vice President since December
                                        1997 and a Director. Mr. Nystrom was
                                        Vice President, Treasurer and Chief
                                        Financial Officer of the Company from
                                        1961 to December 1997.

Robert F. Gallagher        43           Vice President and Chief Financial
                                        Officer since December 1997. Mr.
                                        Gallagher was Controller for the Company from October 1989 to December 1997.

         (c) Section 16(a). See the Company's Proxy Statement for 1998 Annual Meeting of Shareholders, dated June 18, 1998, which is incorporated herein by reference.

         (d) There are no family relationships between and among directors or officers.

         (e) Business experience of Directors may be found in the Company's Proxy Statement for 1998 Annual Meeting of Shareholders, dated June 18, 1998, which is incorporated herein by reference.


Item 11.      EXECUTIVE COMPENSATION

         The information required by Item 11 is incorporated herein by reference from Proxy Statement for 1998 Annual Meeting of Shareholders, dated June 18, 1998, under the caption "Executive Compensation".

Item 12.      PRINCIPAL SHAREHOLDERS

         The information required by Item 12 is incorporated herein by reference from the Company's Proxy Statement for 1998 Annual Meeting of Shareholders, dated June 18, 1998, under the caption "Principal Shareholders".

Item 13.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
              ON FORM 8-K

         (a)      See accompanying Index to Financial Statements on page F-1.

         (b)      Reports on Form 8-K:
                  No reports on Form 8-K were filed during the fourth quarter of fiscal 1998.

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


                  Exhibit 10.a* TSI Incorporated Incentive Stock Option Plan of 1982, incorporated by reference from Form S-8, File No. 1-91697, July 25, 1988.

                  Exhibit 10.b* TSI Incorporated Stock Option Plan of 1988, incorporated by reference from Form S-8, File No. 33-20627, August 22, 1989.

                  Exhibit 10.c* TSI Incorporated Stock Option Plan of 1992, incorporated by reference from Form S-8, File No. 33-66194, July 19, 1993.


                  Exhibit 10.d* TSI Incorporated Stock Purchase Plan of 1994, incorporated by reference from Form S-8, File No. 33-86468, November 17, 1994.

                  Exhibit 11:     Computation of Per Share Earnings.

                  Exhibit 13: The Company's 1998 Annual Report to Shareholders for the fiscal year ended March 31, 1998.

                  Exhibit 21:     Subsidiaries of the Company.

                  Exhibit 23:     Auditors' Consent.

                  Exhibit 99:     Forward Looking Statements

                  Exhibit 27:     Financial Data Table.

--------------

*Indicates management contract or compensation plan or arrangement required to be filed as an exhibit.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 25,1998                     TSI INCORPORATED

                                       /s/James E. Doubles
                                       -------------------
                                       James E. Doubles, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                Title                                  Date
/s/ Leroy M. Fingerson     Chairman of the Board and a Director     June 25,1998
------------------------
Leroy M. Fingerson

/s/ James E. Doubles       President, Chief Executive Officer and   June 25,1998
------------------------   Director (Principal Executive Officer)
James E. Doubles

/s/ Lowell D. Nystrom      Senior Vice President and a Director     June 25,1998
------------------------
Lowell D. Nystrom

/s/ Robert F. Gallagher    Vice President and Chief Financial       June 25,1998
------------------------   Officer (Principal Financial and
Robert F. Gallagher        Accounting Officer)

/s/ John F. Carlson        Director                                 June 25,1998
------------------------
John F. Carlson

/s/ Frank D. Dorman        Director                                 June 25,1998
------------------------
Frank D. Dorman

/s/ Joseph C. Levesque     Director                                 June 25,1998
------------------------
Joseph C. Levesque

/s/ Donald M. Sullivan     Director                                 June 25,1998
------------------------
Donald M. Sullivan

/s/ Kenneth J. Roering     Director                                 June 25,1998
------------------------
Kenneth J. Roering

/s/ Lawrence J. Whalen     Director                                 June 25,1998
------------------------
Lawrence J. Whalen
page F-1

TSI INCORPORATED  10-K

                        TSI INCORPORATED AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

A.       STATEMENTS OF REGISTRANT

         No separate financial statements of the Registrant are included herein as the Registrant is primarily an operating company. All subsidiary companies are wholly owned, and their indebtedness to any person other than the Registrant or its consolidated subsidiaries is, in the aggregate, less than 5% of consolidated assets at March 31, 1998. The financial statements of the Registrant and all subsidiaries are included in the consolidated financial statements.

B.       CONSOLIDATED FINANCIAL STATEMENTS

         Reference is made to the consolidated financial statements in the Company's 1998 Annual Report to Shareholders which are incorporated herein by reference in accordance with Rule 12b-23 under the Securities Exchange Act of 1934 and attached hereto.

                                                               Annual Report Page    10-K Page
                                                               ------------------    ---------
         Quarterly Financial Information (Unaudited)                   16                -

         Consolidated Statements of Earnings for the Years Ended       16                -
         March 31, 1998, 1997 and 1996

         Consolidated Balance Sheets - March 31, 1998 and 1997         17                -

         Consolidated Statements of Cash Flows for the Years Ended     18                -
         March 31, 1998, 1997 and 1996

         Consolidated Statements of Shareholders' Equity for Years     19                -
         Ended March 31, 1998, 1997 and 1996

         Notes to Consolidated Financial Statements                    19                -

         Independent Auditors' Report                                  24                -

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

                          Independent Auditors' Report


The Board of Directors and Shareholders
TSI Incorporated:

Under date of May 14, 1998, we reported on the consolidated balance sheets of TSI Incorporated and subsidiaries as of March 31, 1998 and 1997 and the related consolidated statements of earnings, shareholders' equity and cash flows for each of the years in the three-year period ended March 31, 1998 as contained in the 1998 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index (see Item 8). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.


Minneapolis, Minnesota                      /s/ KPMG Peat Marwick LLP
May 14, 1998
page F-4

                SCHEDULE VIII; VALUATION AND QUALIFYING ACCOUNTS
                        TSI INCORPORATED AND SUBSIDIARIES


----------------------------------------------------------------------------------------------
   COL. A                COL. B                COL. C                    COL. D       COL. E
----------------------------------------------------------------------------------------------
                                              Additions
                                      (1)                 (2)          Bad debts
Description            Balance        Charged to       Charged to      charged       Balance
                       beginning      cost and to      other           against       at end of
                       of period      expenses         accounts        reserve       period

----------------------------------------------------------------------------------------------
Year ended
March 31, 1998
Deducted from
Asset Accounts:
Allowance for
doubtful accounts:     $275,000       $  29,000        $  0            $24,000       $280,000

Year ended
March 31, 1997
Deducted from
Asset Accounts:
Allowance for
doubtful accounts      $267,000       $  17,000        $   4,000*      $13,000       $275,000

Year ended
March 31, 1996
Deducted from
Asset Accounts
Allowance for
doubtful accounts:     $142,000       $  59,000        $  96,000*      $30,000       $267,000


-------------
*Added in acquisitions
page F-5

             Schedule X: SUPPLEMENTARY INCOME STATEMENT INFORMATION
                        TSI INCORPORATED AND SUBSIDIARIES

--------------------------------------------------------------------------------
     COL. A                                     COL. B
--------------------------------------------------------------------------------
                                     Charged to Costs and Expenses
    Item                                  Year Ended March 31
                           1998                  1997                 1996

--------------------------------------------------------------------------------

Advertising                $1,555,000            $1,568,000           $1,664,000

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

                                  EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION                                 PAGE
-----------                -----------                                 ----

    11                     Computation of Per Share Earnings           F-7

    13                     Annual Report to Shareholders for the       F-8
                           fiscal year ended March 31, 1998

    21                     Subsidiaries of the Company                 F-9

    23                     Auditors' Consent                           F-10

    99                     Forward Looking Statement                   F-11

    27                     Financial Data Table