Form 10-Q
period 1998-06-30
TSI INC /MN/
filed 1998-08-13
CIK 100063

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 10549

                                    Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED JUNE 30, 1998.

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

                       Yes ___ X ___            No ______

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Date:   July 23, 1998                     Common Shares Outstanding:  11,424,360
        -------------                                                 ----------

                                TSI INCORPORATED

                                    FORM 10-Q
                       For the Quarter Ended June 30, 1998

                                                                            Page

PART I.        FINANCIAL INFORMATION                                          2

Item 1.        Financial Statements

                   Consolidated Statements of Earnings                        3

                   Consolidated Balance Sheets                                4

                   Consolidated Statements of Cash Flows                      5

                   Notes to Consolidated Financial Statements                 6

Item 2.        Management's Discussion and Analysis of Results of

               Operations and Financial Condition                           7-9

PART II.       OTHER INFORMATION                                             10

EXHIBIT 11     Computation of Per Share Earnings                             12

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

THREE MONTHS ENDED JUNE 30                                                                   1998                1997
------------------------------------------------------------------------------------     -------------------------------
Net sales                                                                                $18,583,072         $19,290,167
Cost of products sold                                                                      8,229,230           8,687,550
------------------------------------------------------------------------------------     -------------------------------
                                                                    GROSS PROFIT          10,353,842          10,602,617

Operating expenses
  Research and product development                                                         2,806,301           2,784,364
  Selling                                                                                  4,549,093           4,346,776
  Administrative                                                                           1,482,506           1,487,081
------------------------------------------------------------------------------------     -------------------------------
                                                                                           8,837,900           8,618,221
------------------------------------------------------------------------------------     -------------------------------
                                                                OPERATING INCOME           1,515,942           1,984,396

Other income                                                                                 159,008             295,858
------------------------------------------------------------------------------------     -------------------------------
                                                    EARNINGS BEFORE INCOME TAXES           1,674,950           2,280,254

Provision for income taxes                                                                   553,000             798,000
------------------------------------------------------------------------------------     -------------------------------
                                                                    NET EARNINGS         $ 1,121,950         $ 1,482,254
                                                                                         ===============================

BASIC EARNINGS PER COMMON SHARE                                                          $       .10         $       .13
                                                                                         ===============================
DILUTED EARNINGS PER COMMON SHARE                                                        $       .10         $       .13
------------------------------------------------------------------------------------     ===============================














See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                             JUNE 30, 1998
                                                               (UNAUDITED)      MARCH 31, 1998
                                                             ---------------------------------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                     $  7,763,200      $  9,385,509
 Accounts receivable                                             13,757,680        16,508,360
 Prepaid expenses                                                   446,471           223,713
 Inventories:
   Finished products                                              2,982,186         2,883,469
   Work in process                                                3,752,848         2,792,730
   Materials and supplies                                         9,965,590         9,840,083
                                                               ------------      ------------
                                                                 16,700,624        15,516,282
                                                               ------------      ------------
                               TOTAL CURRENT ASSETS              38,667,975        41,633,864
                                                               ------------      ------------
INTANGIBLES AND OTHER ASSETS
 Goodwill                                                         3,772,548         3,834,903
 Note receivable                                                    648,271           632,540
 Deferred income tax benefit                                        528,180           456,169
 Other assets                                                     2,844,987         2,878,348
                                                               ------------      ------------
                                                                  7,793,986         7,801,960
                                                               ------------      ------------
PROPERTY, PLANT AND EQUIPMENT
 Land                                                               128,503           128,503
 Building                                                         3,713,160         3,713,160
 Construction in progress                                            40,738            51,341
 Machinery and equipment                                         19,991,884        19,689,035
                                                               ------------      ------------
                                                                 23,874,285        23,582,039
 Less allowances for depreciation                                15,665,276        15,183,541
                                                               ------------      ------------
                                                                  8,209,009         8,398,498
                                                               ------------      ------------
                                       TOTAL ASSETS            $ 54,670,970      $ 57,834,322
                                                               ============      ============
LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Accounts payable and accrued expenses                         $  4,455,362      $  4,924,480
 Employee compensation                                            2,580,303         3,918,610
 Taxes, other than income taxes                                     383,170           519,285
 Income taxes payable                                             1,257,293         1,028,657
                                                               ------------      ------------
                          TOTAL CURRENT LIABILITIES               8,676,128        10,391,032
                                                               ------------      ------------
                                  TOTAL LIABILITIES               8,676,128        10,391,032
                                                               ------------      ------------
SHAREHOLDERS' EQUITY
 Common Shares, $.10 par value                                    1,141,203         1,168,138
 Additional paid-in capital                                      11,370,397        11,394,909
 Retained earnings                                               33,717,527        35,164,722
 Equity adjustment from translation                                (234,285)         (284,479)
                                                               ------------      ------------
                         TOTAL SHAREHOLDERS' EQUITY              45,994,842        47,443,290
                                                               ------------      ------------
           TOTAL LIABILITIES & SHAREHOLDERS' EQUITY            $ 54,670,970      $ 57,834,322
                                                               ============      ============

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

THREE MONTHS ENDED JUNE 30                                                1998              1997
--------------------------                                             -----------      -----------
OPERATING ACTIVITIES:
  Net earnings                                                         $ 1,121,950      $ 1,482,254
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Provision for losses on accounts receivable                             15,618            5,216
    Depreciation and amortization of property, plant & equipment           461,162          427,855
    Amortization of goodwill                                                62,355           53,761
    Gain on sale of assets                                                       0           (3,468)
    Provision for deferred income taxes                                    (72,011)               0
    Changes in operating assets and liabilities:
      Accounts receivable                                                2,735,062          377,926
      Prepaid expenses                                                    (222,758)         (71,304)
      Inventories                                                       (1,184,342)        (598,280)
      Other assets                                                          17,630          110,254
      Accounts payable and accrued expenses                               (469,118)        (900,267)
      Employee compensation payable                                     (1,338,307)        (997,260)
      Taxes, other than income taxes                                      (136,115)         (29,107)
      Current income taxes payable                                         228,636          746,705
    Foreign currency translation gain (loss)                                61,824         (213,655)
------------------------------------------------------------------     -----------      -----------
                         NET CASH PROVIDED BY OPERATING ACTIVITIES       1,281,586          390,630
------------------------------------------------------------------     -----------      -----------

INVESTING ACTIVITIES
  Additions to property, plant and equipment                              (263,252)        (445,613)
  Proceeds from disposal of property, plant and equipment                        0            4,531
------------------------------------------------------------------     -----------      -----------
                             NET CASH USED IN INVESTING ACTIVITIES        (263,252)        (441,082)
------------------------------------------------------------------     -----------      -----------

FINANCING ACTIVITIES
  Proceeds from stock options exercised                                     24,809           77,574
  Purchases of common stock                                             (2,303,125)        (117,432)
  Dividends paid                                                          (342,276)        (287,354)
------------------------------------------------------------------     -----------      -----------
                             NET CASH USED IN FINANCING ACTIVITIES      (2,620,592)        (327,212)
------------------------------------------------------------------     -----------      -----------

Effect of exchange rate changes on cash and cash equivalents               (20,051)          27,821
------------------------------------------------------------------     -----------      -----------
                             DECREASE IN CASH AND CASH EQUIVALENTS      (1,622,309)        (349,843)
------------------------------------------------------------------     -----------      -----------

Cash and cash equivalents at beginning of year                           9,385,509        7,694,998
------------------------------------------------------------------     -----------      -----------
            CASH AND CASH EQUIVALENTS AT END OF THREE MONTH PERIOD     $ 7,763,200      $ 7,345,155
                                                                       ===========      ===========











See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1998
                                   (Unaudited)

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

Note 2.           Earnings Per Share

                  See Exhibit 11, Computation of Per Share Earnings, on page 12 of this document.

Note 3.           Comprehensive Income

                  Effective fiscal 1999, the Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet, and is effective for the Company's fiscal year ending March 31, 1999. The Company's only item of other comprehensive income is foreign currency translation adjustments. This item is separately displayed in the equity section of the balance sheet. For the three months ended June 30, 1998, comprehensive net income was $33,600 higher than net income, due to the effect of foreign currency translation adjustments, net of income taxes.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Net sales for the three-month period ended June 30, 1998, were $18,583,000 which represents a decrease of 4 percent from $19,290,000 for the same period last year.

Sales of products for the Safety, Comfort, and Health of People increased 8 percent and accounted for 70 percent of the Company's total business during the first quarter, compared to 63 percent for the same quarter a year ago. This area accounted for 64 percent of the Company's business in fiscal 1998, ended March 31, 1998. During the first three months of fiscal 1999, a total of $1.9 million of military PORTACOUNT (R) fit testers and Ultraviolet Aerodynamic Particle Sizers(TM) Spectrometer (UV-APS) were shipped, compared with $2.1 million for the prior year. Without the military contract sales, the Safety, Comfort, and Health market area had about an 11 percent sales increase for the first quarter, compared with the prior year.

Sales of products for Productivity and Quality Improvement decreased 23 percent and were at 30 percent of total sales for the fiscal 1999 first quarter compared with 37 percent a year ago. For the fiscal year ended March 31, 1998, this category accounted for 36 percent of the Company's business. Sales of Productivity and Quality Improvement instruments showed weakness in two areas:
1. The market for our industrial process control products directed to the wire and cable industry.
2. The markets for our research instruments.

Research markets depend on cyclical spending patterns which have been lower than expected this year, particularly in Europe and Asia. We see the current downturn as a normal part of that cycle. In the wire and cable area, we are instituting new marketing initiatives targeted at building product sales.

Sales to U.S. and state government agencies, including defense, comprised about 20 percent of the Company's net sales for the quarter as compared to 21 percent for the same quarter last year. The percentage of governmental sales is within the range of normal fluctuations that can occur from quarter-to-quarter. Since sales to government agencies represent a significant portion of the Company's sales, it is important to consider the potential effects of changes in government spending. Due to the Company's diverse line of products, sales usually occur in a wide range of U.S. and state government agencies, so total government sales during the past several years have been quite stable as a percentage of total sales. However, shifts have occurred because of changes from quarter-to-quarter and year-to-year in shipments under contracts with U.S. military agencies for the Company's PORTACOUNT respirator fit testers and UV-APS.

During the first quarter, the Company's order backlog decreased from $22.4 million at March 31, 1998 to $21.7 million at June 30, 1998, compared with $23.0 million at June 30, 1997. The lower backlog, compared to a year ago, is mainly due to shipments on the aforementioned military contracts. Order bookings were $17.6 million in the first quarter ended June 30, 1998 compared to $17.4 million in the first quarter ended June 30, 1997. Order bookings for the quarter ended June 30, 1997 included a $904,000 German military contract for PORTACOUNT respirator fit testers. Excluding this contract, order bookings increased approximately 7 percent from the same year-ago period.

Gross profit for the first quarter ended June 30, 1998 was 55.7 percent of net sales compared with the 55.0 percent gross profit in the first quarter last year. These first quarter gross profit margin percentages fell within what is considered to be a normal range for TSI's business.

Research and product development expenses as a percentage of net sales were 15.1 percent for the first quarter ended June 30, 1998, compared to 14.4 percent of net sales for the same period last year. Actual research and product development spending was up less than 1 percent in the first quarter compared to the same year-ago period. The Company continues its commitment to growth through development of new technologies and products. For all of fiscal 1999, research and development expenses are expected to continue near the Company's historical range of 12 to 14 percent of sales.

Selling expenses were 24.5 percent of net sales for the first quarter compared to 22.5 percent for the year earlier period. The higher percentage in the quarter ended June 30, 1998 is due to the lower sales volume. For the past three fiscal years, selling expenses have been 21.7 to 23.3 percent range. For all of fiscal 1999, selling expenses are anticipated to be close to this historical range.

Administrative expenses were 8.0 percent and 7.7 percent of net sales for the three months ended June 30, 1998 and 1997, respectively. The Company expects administrative costs to continue in a normal operating range of 7 to 9 percent of net sales through the remainder of fiscal 1999.

Other income was $159,000 in the first quarter compared with $296,000 for the same period in fiscal 1998. The quarter ended June 30, 1997 included significant foreign currency exchange gains that were not repeated in the first quarter of fiscal 1999.

The provision for income taxes was at the rate of 33 percent of pre-tax earnings for the first quarter of fiscal 1999 compared to 35 percent in fiscal 1998. The Company anticipates the effective tax rate remaining at approximately 33 percent for the remainder of the fiscal year.

Year 2000 Conversion
--------------------

The Company has reviewed most of its critical information technology ("IT") business systems and is in the testing phase. It is expected these systems will be substantially Year 2000 compliant by January 1999. The Company is also identifying all non-IT systems and will test them by January 1999. Management does not believe significant changes will be required to non-IT systems to become Year 2000 compliant. An initial list of key third party providers has been made and some preliminary discussions have been held in order to determine their state of Year 2000 readiness. We will complete our assessment of third party providers during the fiscal year ended March 31, 1999.

Our Year 2000 compliance program is being carried out with internal staff without significant additional outside expenditures. However, Year 2000 issues may accelerate approximately 10 to 15 percent of our capital purchases by one to two years. Management does not believe the focus on Year 2000 compliance has caused us to ignore other types of upgrades to any critical systems.

Failure to upgrade existing systems not yet completed, or third party providers being unable to supply us with inventory, could result in the company being unable to ship certain products. However, management believes the remaining system changes required can be implemented before January 1, 2000 and, therefore, will not subject the Company to significant business risks. We believe alternative suppliers can be identified should our current suppliers fail to become Year 2000 compliant.

The Company has not yet established contingency plans but will continue to monitor the need for such plans.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents were $7,763,000 on June 30, 1998, compared with $7,345,000 at June 30, 1997. This is a $1,622,000 decrease from $9,385,000 at
March 31, 1998. The decrease from March 31, 1998 is due to several factors as shown in the Company's Consolidated Statement of Cash Flows. The most notable item is $2.3 million spent on the repurchase of the Company's common stock.

The ratio of current assets to current liabilities was 4.5 as of June 30, 1998, compared to 4.0 as of March 31, 1998, and 4.2 as of June 30, 1997. Working capital decreased $1,251,000 to $29,992,000 at the end of the first quarter of fiscal 1999, compared to $31,243,000 at the end of fiscal 1998.

Management believes internally generated funds and short-term borrowings on existing credit lines will provide adequate resources for supporting operations during the remainder of fiscal 1999.

Forward-Looking Statements
--------------------------

The Company believes that this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to certain risks and uncertainties.

Forward-looking statements represent the Company's expectations or beliefs concerning future events, including the following: any statements regarding future sales and gross profit percentages, any statements regarding the continuation of historical trends, any statements regarding the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs, any statements regarding the effect of regulatory changes, the success of development and enhancement of the Company's products, the adequacy of the Company's facilities, potential acquisitions, and any statements regarding the future of the instrumentation industry and the various parts of the instrumentation markets in which the Company conducts its business. The Company cautions that any forward-looking statements made by the Company in this report or in other announcements made by the Company are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the factors set forth on Exhibit 99 to the Company's report on Form 10K for the fiscal year ended March 31, 1998.

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

Registrant:     TSI Incorporated

Date:  August 12, 1998                          By: /s/ James E. Doubles
                                                    ----------------------------
                                                     James E. Doubles
                                                     Chairman & CEO


Date:  August 12, 1998                          By:  /s/ Robert F. Gallagher
                                                    ----------------------------
                                                     Robert F. Gallagher
                                                     Vice President & CFO