Form 10-Q
period 1998-09-30
TSI INC /MN/
filed 1998-11-12
CIK 100063

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 10549

                                    Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED SEPTEMBER 30, 1998.

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

Date:  October 23, 1998         Number of Common Shares Outstanding:  11,307,510

                                TSI INCORPORATED

                                    FORM 10-Q
                    For the Quarter Ended September 30, 1998

                                                                           Page

PART I.      FINANCIAL INFORMATION                                           2

Item 1.      Financial Statements

                 Consolidated Statements of Earnings                         3

                 Consolidated Balance Sheets                                 4

                 Consolidated Statements of Cash Flows                       5

                 Notes to Consolidated Financial Statements                  6

Item 2.      Management's Discussion and Analysis of Results of

             Operations and Financial Condition                            7-10

PART II.     OTHER INFORMATION                                              11

EXHIBIT 11   Computation of Per Share Earnings                              13

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                   SEPTEMBER 30                 SEPTEMBER 30
                                                1998          1997          1998          1997
-----------------------------------------   -----------   -----------   -----------   -----------
Net sales                                   $22,945,742   $20,685,942   $41,528,814   $39,976,109
Cost of products sold                        10,411,788     9,015,870    18,641,018    17,703,420
-----------------------------------------   -----------   -----------   -----------   -----------
                            GROSS PROFIT     12,533,954    11,670,072    22,887,796    22,272,689

Operating expenses
  Research and product development            2,635,685     2,928,737     5,441,986     5,713,101
  Selling                                     4,703,280     4,555,205     9,252,373     8,901,981
  Administrative                              1,779,186     1,652,897     3,261,692     3,139,978
-----------------------------------------   -----------   -----------   -----------   -----------
                                              9,118,151     9,136,839    17,956,051    17,755,060
-----------------------------------------   -----------   -----------   -----------   -----------
                        OPERATING INCOME      3,415,803     2,533,233     4,931,745     4,517,629

Other income                                    100,254       190,383       259,262       486,241
-----------------------------------------   -----------   -----------   -----------   -----------
            EARNINGS BEFORE INCOME TAXES      3,516,057     2,723,616     5,191,007     5,003,870

Provision for income taxes                    1,160,000       953,000     1,713,000     1,751,000
-----------------------------------------   -----------   -----------   -----------   -----------
                            NET EARNINGS    $ 2,356,057   $ 1,770,616   $ 3,478,007   $ 3,252,870
                                            ===========   ===========   ===========   ===========

BASIC EARNINGS PER COMMON SHARE             $       .21   $       .15   $       .31   $       .28
-----------------------------------------   ===========   ===========   ===========   ===========
DILUTIVE EARNINGS PER COMMON SHARE          $       .20   $       .15   $       .30   $       .28
-----------------------------------------   ===========   ===========   ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING          11,385,895    11,529,903    11,398,859    11,512,226
                                            ===========   ===========   ===========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING
AND DILUTIVE SHARES                          11,552,975    11,801,018    11,573,952    11,797,713
                                            ===========   ===========   ===========   ===========




See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                      SEPTEMBER 30      March 31      September 30
                                                          1998            1998            1997
---------------------------------------------------   ------------    ------------    ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                           $  7,530,169    $  9,385,509    $  7,329,414
  Accounts receivable                                   18,111,779      16,508,360      13,934,968
  Prepaid expenses                                         335,794         223,713         477,624
  Inventories
    Finished products                                    2,980,320       2,883,469       2,535,567
    Work-in-process                                      3,148,620       2,792,730       3,252,865
    Materials and supplies                               9,638,030       9,840,083       8,879,513
---------------------------------------------------   ------------    ------------    ------------
                                                        15,766,970      15,516,282      14,667,945
---------------------------------------------------   ------------    ------------    ------------
                              TOTAL CURRENT ASSETS      41,744,712      41,633,864      36,409,951

INTANGIBLES AND OTHER ASSETS
  Goodwill                                               3,714,339       3,834,903       3,819,011
  Note receivable                                          583,323         632,540         734,255
  Deferred income tax benefit                              528,180         456,169         668,815
  Other assets                                            2,716289       2,878,348       3,307,758
---------------------------------------------------   ------------    ------------    ------------
                                                         7,542,131       7,801,960       8,529,839
PROPERTY, PLANT AND EQUIPMENT
  Land                                                     128,503         128,503         128,503
  Buildings                                              3,713,160       3,713,160       3,586,992
  Construction in progress                                  43,422          51,341         160,354
  Machinery and equipment                               20,355,763      19,689,035      19,718,473
---------------------------------------------------   ------------    ------------    ------------
                                                        24,240,848      23,582,039      23,594,322
  Less allowance for depreciation                       16,165,788      15,183,541      14,620,088
---------------------------------------------------   ------------    ------------    ------------
                                                         8,075,060       8,398,498       8,974,234
---------------------------------------------------   ------------    ------------    ------------
                                      TOTAL ASSETS      57,361,903      57,834,322    $ 53,914,024
                                                      ============    ============    ============

Liabilities and Shareholders' Equity
CURRENT LIABILITIES
  Accounts payable and accrued expenses               $  4,976,859    $  4,924,480    $  5,103,051
  Employee compensation                                  3,297,689       3,918,610       3,500,665
  Taxes, other than income taxes                           467,266         519,285         458,323
  Income taxes payable                                     960,411       1,028,657         216,326
---------------------------------------------------   ------------    ------------    ------------
                         TOTAL CURRENT LIABILITIES       9,702,225      10,391,032       9,278,365

---------------------------------------------------   ------------    ------------    ------------
                                 TOTAL LIABILITIES       9,702,225      10,391,032       9,278,365

SHAREHOLDERS' EQUITY
  Common shares, $.10 par value                          1,134,931       1,168,138       1,164,490
  Additional paid-in capital                            11,372,407      11,394,909      10,642,462
  Retained earnings                                     35,223,537      35,164,722      32,970,026
  Equity adjustment from translation                       (71,197)       (284,479)       (141,319)
---------------------------------------------------   ------------    ------------    ------------
                        TOTAL SHAREHOLDERS' EQUITY      47,659,678      47,443,290      44,635,659

---------------------------------------------------   ============    ============    ============
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 57,361,903    $ 57,834,322    $ 53,914,024
                                                      ============    ============    ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SIX MONTHS ENDED SEPTEMBER 30                                               1998           1997
------------------------------------------------------------------   -----------    -----------
OPERATING ACTIVITIES
  Net earnings                                                       $ 3,478,007    $ 3,252,870
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Provision for losses on accounts receivable                           29,923         11,066
    Depreciation and amortization of property, plant & equipment         935,161        929,055
    Amortization of goodwill                                             120,564        112,567
      Loss (gain) on sale of assets                                        1,514        (16,539)
      Provision for deferred income tax                                  (72,011)             0
    Changes in operating assets and liabilities:
      Accounts receivable                                             (1,633,342)       621,454
      Prepaid expenses                                                  (112,081)      (104,993)
      Inventories                                                       (250,688)      (812,529)
      Other assets                                                       211,276       (681,386)
      Accounts payable and accrued expenses                               52,379       (973,356)
      Employee compensation payable                                     (620,921)      (468,483)
      Taxes, other than income taxes                                     (52,019)        16,076
      Current income taxes payable                                       (68,246)       (31,028)
    Foreign currency translation gain (loss)                             225,453       (196,895)
------------------------------------------------------------------   -----------    -----------
                        NET CASH PROVIDED BY OPERATING ACTIVITIES      2,244,969      1,657,879
------------------------------------------------------------------   -----------    -----------

INVESTING ACTIVITIES
  Additions to property, plant and equipment                            (572,155)      (867,343)
  Proceeds from disposal of property, plant and equipment                    213         17,602
  Purchase of companies, net of cash acquired                                  0     (1,452,208)
------------------------------------------------------------------   -----------    -----------
                            NET CASH USED IN INVESTING ACTIVITIES       (571,942)    (2,301,949)
------------------------------------------------------------------   -----------    -----------

FINANCING ACTIVITIES
  Proceeds from stock options exercised                                   96,544        945,417
  Dividends paid                                                        (684,570)      (577,822)
  Purchases of common stock                                           (2,886,875)      (117,432)
------------------------------------------------------------------   -----------    -----------
                            NET CASH USED IN FINANCING ACTIVITIES     (3,474,901)       250,163)
------------------------------------------------------------------   -----------    -----------

Effect of exchange rate changes on cash and cash equivalents             (53,466)        28,323
------------------------------------------------------------------   -----------    -----------
                            DECREASE IN CASH AND CASH EQUIVALENTS     (1,855,340)      (365,584)
------------------------------------------------------------------   -----------    -----------

Cash and cash equivalents at beginning of year                         9,385,509      7,694,998
------------------------------------------------------------------   -----------    -----------
             CASH AND CASH EQUIVALENTS AT END OF SIX MONTH PERIOD    $ 7,530,169    $ 7,329,414
                                                                     ===========    ===========

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1998
                                   (Unaudited)

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

Note 2.           Earnings Per Share

                  See Exhibit 11, Computation of Per Share Earnings, on page 13 of this document.

Note 3.           Comprehensive Income

                  Effective fiscal 1999, the Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet, and is effective for the Company's fiscal year ending March 31, 1999. The Company's only item of other comprehensive income is foreign currency translation adjustments. This item is separately displayed in the equity section of the balance sheet. For the three months and six months ended September 30, 1998, comprehensive net income was $109,300 and $142,900, respectively, higher than net income due to the effect of foreign currency translation adjustments, net of income taxes.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

From time to time, in written and oral statements, TSI Incorporated discusses expectations regarding its future performance, including such things as sales and expense trends, global economic issues, future order potentials and Year 2000 risks. These "forward-looking statements" are based on currently available competitive, financial and economic data and the Company's operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from expectations.

Results of Operations

Quarterly sales rose $2,260,000 or 11% when compared to the prior year. Following is a quarterly sales breakdown:

                                               Second Quarter            Percent
                                              1998          1997          Change
                                          -----------   -----------
Safety Comfort and Health                 $16,290,000   $13,610,000          20%
Productivity and Quality Improvement        6,656,000     7,076,000         (6)%
                                          -----------   -----------         ----
                                           22,946,000    20,686,000          11%
                                          ===========   ===========         ====

The increase in sales was due to strong demand for our safety, comfort and health instruments, particularly the PortaCount fit tester which has benefited from recent changes in OSHA regulations. In addition, we saw strong activity in our meteorological instrumentation. Within the productivity and quality improvement area, the Company is seeing continued weakness in the research products sold into this market. Consequently, in November 1998, we decided to consolidate our California and Minnesota research operations into our corporate headquarters.

Year-to-date sales have increased $1,553,000 or 4%. Increases in safety, comfort and health instruments have been substantially offset by slower sales in productivity and quality improvement instruments. Besides slower sales of research instruments sold into this market for the entire six months, we had slow sales into the wire and cable industry during the first quarter.

Sales to U.S. and state government agencies, including defense, shown as a percent of total sales, were:
                           September 30,
                        1998           1997
                        ----           ----
Quarter                  25%            28%
Year-to-date             23%            25%

While the government percentage to total sales is high, the Company sells many different products to a very diverse range of government agencies. Consequently, government sales during the past several years have been quite stable as a percentage of total sales. We consider the current percentages to be within the normal range.


International sales rose $1,062,000 or 19% for the quarter compared with last year. International sales for the quarter were strong across both product lines. However, year-to-date international sales are still $1,172,000 below the prior year. This was due to slow first quarter sales of both our process controls and research instruments for productivity and quality improvement. Both these areas showed improvement in the second quarter.

Order bookings were as follows:

                              Second Quarter               Percent
                         1998               1997            Change
                     -----------        -----------
Quarter              $21,651,000        $20,332,000           6.5%
Year-to-date         $39,271,000        $37,751,000           4.0%

The increase in order bookings follows a pattern similar to sales. Order backlog has declined from $23.0 million last year to $20.2 million this year. There are two primary reasons for the decline in backlog:
         1) Shipments were made on some large individual orders that were previously in backlog.
         2) Shipments were made on a $4.8 million military PortaCount contract that was booked in December 1997, but ships throughout fiscal 1999. We had a similar $7.1 million contract booked in November 1996 that shipped over fiscal 1998. Our backlog on these contracts was $2.1 million lower at September 30, 1998 compared with September 30, 1997. As indicated in our annual report, we expect to ship $3.5 million less of military PortaCounts in Fiscal 1999 than in Fiscal 1998.

Gross profit has ranged between 55.6% and 56.0% over the last three fiscal years completed. For the quarter it was 54.6%, and 55.1% for the six-months of this fiscal year. Our gross profit percentage varies slightly depending on the product mix. While somewhat lower than previous years, it falls within what is considered to be a normal range for TSI's products. We do not believe the lower gross margin percentage represents a trend.

Research and development costs dropped to 11.5% of sales for the quarter, bringing the year-to-date costs to 13.1% of sales. The Company continues its commitment to growth through development of new technologies and products. For all of fiscal 1999, research and development expenses are expected to be near the lower end of the Company's historical range of 13 to15 percent of sales.

For the last three years, selling expenses have ranged between 21.6% and 23.3% of sales. Selling expenses were 20.5% of net sales for the second quarter compared to 22.0% last year. For the first six months of both years, selling expenses were 22.3%. The quarter-to-quarter percentage can vary depending on the overall sales volume and such things as what channels we sell through, the timing of trade shows, advertising, etc. For all of fiscal 1999, we would expect selling expenses to be within or near the historical range.

Administrative expenses were 7.8% of sales for the quarter compared to 8.0% last year. For the first six months of both fiscal 1999 and 1998, administrative expenses were 7.9%. The Company expects administrative costs to continue within our normal operating range between 7 and 8 percent for the rest of the year.

Other income varies depending on foreign currency fluctuations, interest rates and invested cash balances. The first half of last year included significant foreign exchange gains that did not reoccur in the first six months of this fiscal year.

Income taxes represent 33% of pre-tax income this year compared to 35% last year. We would expect the rate for the rest of the year to be 32% to 34% depending on our international sales level and the benefit the Company receives from its foreign tax credit.

Liquidity and Capital Resources

TSI's cash decreased $1,855,000 since March 31, 1998. As shown on the statement of cash flows, the Company generated $2,245,000 of cash from operating activities offset primarily by $572,000 in capital expenditures, $685,000 in dividends, and $2,790,000 used to repurchase stock, net of cash from stock options exercised. At September 30, 1998 the Company had $7,530,000 cash on hand and we believe operations will continue to generate sufficient cash to fund current operating needs. The Company has no long-term debt and a current ratio over 4. The Company believes it has sufficient borrowing capacity should the need arise.

Year 2000 Conversion

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

Failure to complete upgrades to existing systems, or third party providers being unable to supply us with inventory, could result in the Company being unable to ship certain products. However, management believes the remaining system changes required can be readily implemented well before January 1, 2000 and, therefore, will not subject the Company to significant business risks. We believe alternative suppliers can be identified should our current suppliers fail to become Year 2000 compliant.

The Company has not yet established contingency plans, but will continue to monitor the need for such plans.

NEW EURO CURRENCY

On January 1, 1999, eleven of fifteen members of the European Union are scheduled to establish fixed conversion rates between existing ("legacy currencies") and one common currency - the Euro. The Euro will then trade on currency exchanges and may be used in business transactions. Beginning in January 2002, new euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation.

The Company has a significant number of customers as well as operations located in European Union countries participating in the Euro conversion and, consequently, the Euro conversion may impact the results of our operations. The Euro conversion may have competitive implications for the Company's pricing and marketing strategies, which could be material in nature, however, any such impact is not known at this time. The Company has also begun to analyze its internal systems (such as payroll, accounting and financial reporting) to determine modifications required to deal with the Euro conversion. The Company does not expect the cost of making any required modifications to have a material impact on the Company's results of operations or financial condition. There is no assurance, however, that all problems related to the Euro conversion will be foreseen and corrected, or that no material disruptions of the Company's business will occur.

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

Registrant:     TSI Incorporated

Date:  November 4, 1998                            By:  /s/ James E. Doubles
                                                        ------------------------
                                                        James E. Doubles
                                                        President & CEO


Date:  November 4, 1998                            By:  /s/ Robert F. Gallagher
                                                        ------------------------
                                                        Robert F. Gallagher
                                                        Vice President & CFO