Form 10-Q
period 1998-12-31
TSI INC /MN/
filed 1999-02-16
CIK 100063

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 10549

                                    Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED DECEMBER 31, 1998.

                          Commission File Number 0-2958
                                                 ------

                                TSI INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Minnesota                              41-0843524
-------------------------------        ---------------------------------------
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

                               Yes   X         No
                                   -----          -----

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Date:  January 25, 1999       Number of Common Shares Outstanding:  11,249,647
       ----------------                                             ----------

                                TSI INCORPORATED

                                    FORM 10-Q
                     For the Quarter Ended December 31, 1998

                                                                         Page
                                                                         ----
PART I.          FINANCIAL INFORMATION

Item 1.          Financial Statements

                     Consolidated Statements of Earnings                   3

                     Consolidated Balance Sheets                           4

                     Consolidated Statements of Cash Flows                 5

                     Notes to Consolidated Financial Statements            6

Item 2.          Management's Discussion and Analysis of Results of
                 Financial Condition and Results of Operations           7-11

PART II.         OTHER INFORMATION                                        12

EXHIBIT 11       Computation of Per Share Earnings                        14

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)


                                                  THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                     DECEMBER 31                        DECEMBER 31
                                                      1998             1997              1998             1997
----------------------------------------- ----------------- ---------------- ----------------- ---------------
Net sales                                 $    22,344,082   $    19,739,440  $     63,872,896  $    59,715,549
Cost of products sold                           9,597,981         8,365,549        28,238,999       26,068,969
----------------------------------------- ----------------- ---------------- ----------------- ---------------
                            GROSS PROFIT       12,746,101        11,373,891        35,633,897       33,646,580

Operating expenses
  Research and product development              2,629,654         2,971,105         8,071,640        8,684,206
  Selling                                       5,499,211         4,643,388        14,751,584       13,545,369
  Administrative                                1,858,057         1,497,507         5,119,749        4,637,485
----------------------------------------- ----------------- ---------------- ----------------- ---------------
                                                9,986,922          9,112000        27,942,973       26,867,060
----------------------------------------- ----------------- ---------------- ----------------- ---------------
                        OPERATING INCOME        2,759,179         2,261,891         7,690,924        6,779,520

Other income                                       97,052           242,126           356,314          728,367
----------------------------------------- ----------------- ---------------- ----------------- ---------------
            EARNINGS BEFORE INCOME TAXES        2,856,231         2,504,017         8,047,238        7,507,887

Provision for income taxes                        943,000           826,000         2,656,000        2,577,000
----------------------------------------- ----------------- ---------------- ----------------- ---------------
                            NET EARNINGS  $     1,913,231   $     1,678,017  $      5,391,238  $     4,930,887
                                          ================= ================ ================= ===============

BASIC EARNINGS PER COMMON SHARE                      $.17              $.14              $.47             $.43
----------------------------------------- ================= ================ ================= ===============
DILUTIVE EARNINGS PER COMMON SHARE                   $.17              $.14              $.47             $.41
----------------------------------------- ================= ================ ================= ===============

Weighted average shares outstanding            11,263,270        11,659,613        11,353,498       11,587,909
                                              ===========       ===========       ===========      ===========

Weighted average shares outstanding
and dilutive shares                            11,424,323        11,927,208        11,523,900       11,881,767
                                              ===========       ===========       ===========       ==========


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                         DECEMBER 31           March 31          December 31
                                                             1998                1998                1997
----------------------------------------------------  ------------------- ------------------- -------------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                           $     10,495,427    $       9,385,509   $      10,071,872
  Accounts receivable                                       14,553,553           16,508,360          12,316,089
  Prepaid expenses                                             375,608              223,713             453,598
  Inventories
    Finished products                                        3,010,314            2,883,469           2,954,924
    Work-in-process                                          3,121,402            2,792,730           3,571,554
    Materials and supplies                                  10,071,915            9,840,083           9,360,250
----------------------------------------------------  ------------------- ------------------- -------------------
                                                            16,203,631           15,516,282          15,886,728
----------------------------------------------------  ------------------- ------------------- -------------------
                              TOTAL CURRENT ASSETS          41,628,219           41,633,864          38,728,287

INTANGIBLES AND OTHER ASSETS
  Goodwill                                                   4,491,091            3,834,903           3,799,300
  Note receivable                                              511,780              632,540             666,387
  Deferred income tax benefit                                  946,848              456,169             668,815
  Other assets                                               3,108,305            2,878,348           3,131,380
----------------------------------------------------  ------------------- ------------------- -------------------
                                                             9,058,024            7,801,960           8,265,882
PROPERTY, PLANT AND EQUIPMENT
  Land                                                         128,503              128,503             128,503
  Buildings                                                  3,713,160            3,713,160           3,706,152
  Construction in progress                                     193,037               51,341              84,690
  Machinery and equipment                                   20,824,596           19,689,035          19,900,265
----------------------------------------------------  ------------------- ------------------- -------------------
                                                            24,859,296           23,582,039          23,819,610
  Less allowance for depreciation                           16,857,100           15,183,541          15,034,499
----------------------------------------------------  ------------------- ------------------- -------------------
                                                             8,002,196            8,398,498           8,785,111
----------------------------------------------------  ------------------- ------------------- -------------------
                                      TOTAL ASSETS     $    58,688,439    $      57,834,322   $      55,779,280
                                                      =================== =================== ===================

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable and accrued expenses                $     5,741,847    $       4,924,480   $       4,799,275
  Employee compensation                                      3,640,894            3,918,610           3,652,035
  Taxes, other than income taxes                               317,370              519,285             434,934
  Income taxes payable                                         581,966            1,028,657             831,361
----------------------------------------------------  ------------------- ------------------- -------------------
                         TOTAL CURRENT LIABILITIES          10,282,077           10,391,032           9,717,605

----------------------------------------------------  ------------------- ------------------- -------------------
                                 TOTAL LIABILITIES          10,282,077           10,391,032           9,717,605

SHAREHOLDERS' EQUITY
  Common shares, $.10 par value                              1,123,448            1,168,138           1,168,437
  Additional paid-in capital                                11,327,504           11,394,909          10,805,191
  Retained earnings                                         35,896,150           35,164,722          34,298,613
  Equity adjustment from translation                            59,260             (284,479)           (210,566)
----------------------------------------------------  ------------------- ------------------- -------------------
                        TOTAL SHAREHOLDERS' EQUITY          48,406,362           47,443,290          46,061,675

----------------------------------------------------  ------------------- ------------------- -------------------
        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $    58,688,439    $      57,834,322   $      55,779,280
                                                      =================== =================== ===================

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

NINE MONTHS ENDED DECEMBER 31                                                      1998                1997
--------------------------------------------------------------------- --------------------------------------
OPERATING ACTIVITIES
  Net earnings                                                        $       5,391,238   $       4,930,887
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Provision for losses on accounts receivable                                  48,944              33,185
    Depreciation and amortization of property, plant & equipment              1,425,576           1,421,722
    Amortization of goodwill                                                    192,795             176,359
    Loss (Gain) on sale of assets                                                76,999             (21,039)
    Provision for deferred income tax                                           (72,011)                  0
    Changes in operating assets and liabilities:
    Accounts receivable                                                       2,210,362           2,218,214
    Prepaid expenses                                                           (123,812)            (80,967)
    Inventories                                                                (131,752)         (1,889,404)
    Other assets                                                                278,378            (437,137)
    Accounts payable and accrued expenses                                      (319,950)         (1,277,132)
    Employee compensation                                                      (419,883)           (317,113)
    Taxes, other than income taxes                                             (200,792)             (7,313)
    Income taxes payable                                                       (446,691)            584,007
    Foreign currency translation (gain) loss                                    376,291            (284,063)
--------------------------------------------------------------------- --------------------------------------
                         NET CASH PROVIDED BY OPERATING ACTIVITIES            8,285,692           5,050,206
--------------------------------------------------------------------- --------------------------------------

INVESTING ACTIVITIES
  Additions to property, plant and equipment                                   (916,688)         (1,368,892)
  Proceeds from disposal of property, plant and equipment                         2,703              22,858
  Purchase of companies, net of cash acquired                                (1,417,613)         (1,452,208)
--------------------------------------------------------------------- --------------------------------------
                             NET CASH USED IN INVESTING ACTIVITIES           (2,331,598)         (2,798,242)
--------------------------------------------------------------------- --------------------------------------

FINANCING ACTIVITIES
  Proceeds from stock options exercised                                         193,363           1,112,093
  Dividends paid                                                             (1,023,271)           (927,252)
  Purchases of common stock                                                  (3,942,000)           (117,432)
--------------------------------------------------------------------- --------------------------------------
               NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES           (4,771,908)             67,409
--------------------------------------------------------------------- --------------------------------------

Effect of exchange rate changes on cash and cash equivalents                    (72,268)             57,501
--------------------------------------------------------------------- --------------------------------------
                             INCREASE IN CASH AND CASH EQUIVALENTS            1,109,918           2,376,874
--------------------------------------------------------------------- --------------------------------------

Cash and cash equivalents at beginning of year                                9,385,509           7,694,998
--------------------------------------------------------------------- --------------------------------------
             CASH AND CASH EQUIVALENTS AT END OF NINE MONTH PERIOD    $      10,495,427   $      10,071,872
                                                                      ======================================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1998
                                   (Unaudited)

Note 1.           Basis of Presentation

                  The information included in the accompanying interim financial statements is unaudited. In the opinion of management, all adjustments, consisting of normal recurring accruals necessary for a fair presentation of the results of operations, financial position and cash flows for the interim periods presented, have been reflected herein. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the entire year.

Note 2.           Earnings Per Share

                  See Exhibit 11, Computation of Per Share Earnings, on page 14 of this document.

Note 3.           Comprehensive Income

                  Effective fiscal 1999, the Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet, and is effective for the Company's fiscal year ending March 31, 1999. The Company's only item of other comprehensive income is foreign currency translation adjustments. This item is separately displayed in the equity section of the balance sheet. For the nine months ended December 31, 1998, comprehensive net income was $230,300 higher than net income, due to the effect of foreign currency translation adjustments, net of income taxes.

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

Results of Operations

Quarterly sales rose $2,605,000 or 13 percent when compared to the prior year. Following is a quarterly sales breakdown:

                                                  Third Quarter         Percent
                                                                         Change
                                                  1998          1997
                                                  ----          ----
Safety, Comfort and Health                 $16,083,000   $12,946,000       24
Productivity and Quality Improvement         6,261,000     6,794,000       (8)
                                             ---------     ---------      ---
                                           $22,344,000   $19,739,000       13
                                           ===========   ===========       ==

The increase in sales was due to strong demand for our safety, comfort and health instruments, particularly the PortaCount(R) fit tester which has benefited from recent changes in OSHA regulations. In addition, we saw strong activity in our meteorological instrumentation. Within the productivity and quality improvement area, the Company experienced continued weakness in sales of research products sold into this market.

Following is a nine-month sales breakdown:

                                            Nine Months               Percent
                                               Ended                   Change
                                            December 31,
                                                1998          1997
                                                ----          ----
Safety, Comfort and Health               $45,321,000   $38,896,000      17
Productivity and Quality Improvement      18,552,000    20,819,000     (11)
                                          ----------    ----------     ----
                                         $63,873,000   $59,716,000       7
                                         ===========   ===========     ====



Increases in safety, comfort and health instruments have been substantially offset by slower sales in productivity and quality improvement instruments. The Company experienced slower sales of research instruments sold into this market for the entire nine months. In response to the slow sales, the operations of Aerometrics, a California subsidiary selling research products, were transferred to TSI's Minnesota headquarters and consolidated with an existing research product line selling to the same market. The $.17 per share earnings figure for the third quarter is net of a $.03 per share charge taken to cover the costs associated with this consolidation.

Sales to U.S. and state government agencies, including defense, shown as a percent of total sales, were:

                                       December 31,
                                   1998           1997
                                   ----           ----
Quarter                             20%            17%
Year-to-date                        22%            22%

While the government percentage to total sales is high, the Company sells many different products to a very diverse range of government agencies. Consequently, government sales during the past several years have been quite stable as a percentage of total sales. We consider the current percentages to be within the Company's normal range.

International sales declined $208,000 or 2.9 percent for the quarter compared with last year. The decline is attributable to slow quarterly sales of heating, ventilating and air conditioning (HVAC) products, partially offset by stronger demand for the Company's meteorological equipment. Year-to-date international sales are $1,381,000 below the prior year. This was due to slow sales of both our process controls and research instruments for productivity and quality improvement, in addition to our HVAC products.

Order bookings were as follows:

                                         Third Quarter               Percent
                                                                      Change
                                      1998               1997
                                      ----               ----
Quarter                        $27,495,000        $21,492,000            28%
Year-to-date                   $66,766,000        $59,243,000            13%

The increase in order bookings was primarily due to strong demand for safety, comfort and health instruments particularly the commercial PortaCount(R), and meteorological instruments. In addition, the Company experienced an increase in demand for its process instrumentation sold to the metals industry.

Order backlog has increased from $24.8 million last year to $25.6 million this year. The increase is due to a $3.2 million contract option booked during the third quarter of fiscal 1999 for the Company's Ultraviolet Aerodynamic Particle Sizer with shipments scheduled to begin late in the fourth quarter of fiscal 1999 and continues through the second quarter of fiscal 2000. This is partially offset by a decline in backlog for the military version of the PortaCount(R) fit tester. As indicated in our 1998 annual report, we expect to ship $3.5 million less of the military PortaCount(R) in Fiscal 1999 than in Fiscal 1998.

Gross profit has ranged between 55.6 and 56.0 percent over the last three fiscal years. For the quarter it was 57.0 percent, and 55.8 percent for the nine-months. Our gross profit percentage varies slightly depending on the product mix. While the quarter percentage is somewhat higher than previous years, it falls within what is considered to be a normal range for TSI's products. We do not believe the higher gross margin percentage represents a trend.

Research and development costs were 11.8 percent of sales for the quarter, bringing the year-to-date costs to 12.6 percent of sales. The Company continues its commitment to growth through development of new technologies and products. For all of fiscal 1999, research and development expenses are expected to be similar to the year-to-date percentage.

For the last three years, selling expenses have ranged between 21.6 and 23.3 percent of sales. Selling expenses were 24.6 percent of net sales for the third quarter compared to 23.5 percent last year. For the first nine months, selling expenses were 23.1 percent compared to 22.7 percent for the same year-ago period. The quarter-to-quarter percentage can vary depending on the overall sales volume and such things as sales channels, timing of trade shows, advertising, etc. For all of fiscal 1999, we would expect selling expenses to be within or near the historical range.

Administrative expenses were 8.3 percent of sales for the quarter compared to
7.6 percent last year. For the first nine months of fiscal 1999, administrative expenses were 8.0 percent compared with 7.8 percent in the first nine-months of fiscal 1998. The Company expects administrative costs to continue within our normal operating range between 7 and 8 percent for the rest of the year.

Other income varies depending on foreign currency fluctuations, interest rates and invested cash balances. The first nine months of last year included significant foreign exchange gains that did not reoccur in the first nine months of this fiscal year.

Income taxes represent 33 percent of pre-tax income for both the quarter and nine-month periods ended December 31, 1998. This compares to 33 percent and 34.3 percent for the same year-ago periods. We would expect the rate for the rest of the year to be 32 to 34 percent depending on our international sales level and the benefit the Company receives from its foreign tax credit.

Year 2000 Conversion

The Company has reviewed most of its critical information technology ("IT") business systems and is in the testing phase. It is expected these systems will be substantially Year 2000 compliant by May 1999. The Company is also identifying all non-IT systems and will test them by May 1999. Management does not believe significant changes will be required to non-IT systems to become Year 2000 compliant. An initial list of key third party providers has been made and discussions have been held in order to determine their state of Year 2000 readiness. Most critical vendors have indicated they will be Year 2000 compliant at various points during calendar 1999 and we will not have a stoppage in the flow of critical goods or services. We believe alternative suppliers can be identified should our current suppliers fail to become Year 2000 compliant.

A committee has been formed to identify current product lines to determine if hardware and software are Year 2000 compliant. Products fall into the following categories:

YEAR 2000 COMPLIANT - the Company has identified several products and made them Year 2000 compliant. We have responded to customer's request to provide these upgrades and, in some cases, customers can download updated software from our internet web site to make the products Year 2000 compliant.

NON-COMPLIANT INSTRUMENTS OR INSTRUMENTS NOT RELYING ON DATE INFORMATION - the Company has identified several instruments that do not rely on any internal or external date coding. It is anticipated no modification will be required to these instruments. In addition, the Company has fielded several instruments in the past using date information that the Company does not intend making Year 2000 compliant. The Company is responding to specific customer requests on these instruments as well as providing information on our internet web site.

OTHER - there are still several products where the Year 2000 review has not been completed. It is expected the review will be completed during the first quarter of fiscal 2000 ending June 30, 1999. Based on the anticipated results from these reviews, certain products will not be made Year 2000 compliant. However, we do not feel this will be a deterrent from the customer purchasing these instruments because it will only affect the dating information and not the performance of the instrument. There can be no assurance regarding the customers' response to any Year 2000 issues we have yet to identify.

Our Year 2000 compliance program is being carried out with internal staff without significant additional outside expenditures. However, Year 2000 issues may accelerate approximately 10 to 15 percent of our capital purchases by one to two years. During the third quarter, the Company replaced the main IBM AS400 computer system at corporate headquarters with one meeting the requirements of Year 2000. The Company will make similar replacements at its domestic subsidiaries during the fourth quarter of fiscal 1999. Foreign subsidiary systems comprise a small portion of the overall system and will be reviewed by May 1999. Management does not believe the focus on Year 2000 compliance has caused us to ignore other types of upgrades to any critical systems.

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

Liquidity and Capital Resources

TSI's cash and cash equivalents increased to $10,495,000 on December 31, 1998, compared with $7,530,000 at September 30, 1998. The increase was attributable to cash generated from operations partially offset by repurchase of Company common stock, an acquisition, additions to property, plant and equipment and payment of dividends.

The ratio of current assets to current liabilities was 4.0 as of December 31, 1998, compared to 3.7 as of March 31, 1998. Working capital increased $103,000 to $31,346,000 at the end of the third quarter of fiscal 1999, compared to $31,243,000 at the end of fiscal 1998.

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

Registrant:     TSI Incorporated

Date:  February 16, 1999               By: /s/ James E. Doubles
                                           ------------------------------------
                                            James E. Doubles
                                            President & CEO


Date:  February 16, 1999               By: /s/ Robert F. Gallagher
                                           ------------------------------------
                                            Robert F. Gallagher
                                            Vice President & CFO