Form 10-K405
period 1999-03-31
TSI INC /MN/
filed 1999-06-25
CIK 100063

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1999.

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
(State or other jurisdiction of             (I.R.S. Employee Identification No.)
incorporation or organization)

500 Cardigan Road, Shoreview, Minnesota 55126
---------------------------------------------
(Address of principal executive offices) (Zip Code)
Registrant's telephone number, including area code: (651) 483-0900 Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

      National Association of Securities Dealers
      Automated Quotation System (Nasdaq)            Common Stock, $10 par Value
      -----------------------------------            ---------------------------
      (Name of each exchange on which registered)       (Title of each class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of the voting stock held by non-affiliates of registrant as of June 16, 1999: $103,468,000

Number of shares outstanding as of June 16, 1999: 11,232,816 shares of Common Stock, $.10 par value.

Documents incorporated by reference: See Index of Exhibits, Financial Statement Schedules and Reports on Form 8-K, located at pages 18 and F-1 of this report.

Total number of pages including cover -- 30

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

RECENT CORPORATE DEVELOPMENTS

            In May 1999, the Company acquired Environmental Systems Corporation of Knoxville, Tennessee, a leading supplier of ambient air quality and continuous emissions monitoring systems -- including sensors, data loggers, software and system integration -- to environmentally concerned companies, public utilities and government agencies. For the year ended December 31, 1998, Environmental Systems Corporation posted net sales of $23 million and $1.9 million in net income after taxes. A Form 8-K was filed on June 10, 1999 with an explanation of the transaction and corresponding historical and pro forma financial statements. This addition gives the Company stronger presence in the outdoor environmental monitoring market which offers excellent potential for the future.

            In October 1998, the Company acquired Amherst Process Instruments, Inc. of Amherst, Massachusetts, a manufacturer of powder flow and sizing instruments primarily for the bulk powders and pharmaceuticals markets. It had sales of approximately $2.5 million in the twelve months prior to acquisition. This addition enhances the capabilities of the Company by adding products to its particle research instrumentation line.

            In December 1998, the Company entered into a license agreement with the University of California at Riverside for a new technology and product for the chemical analysis of environmental pollutants. This new technology allows the analysis to take place directly without the typical contamination of particles during the collection process.

PRODUCTS

            The Company develops, manufactures and markets measuring and/or control instruments for a variety of market applications. The Company's business is referred to as precision instrumentation for industry and research. This business is characterized by many "niche" markets, where one of the Company's many basic measuring technologies fits the measurement needs in different industrial and research applications.

            The applications for the Company's products can best be described by considering two segments. These are the Safety, Comfort and Health of People (the working environment) and Productivity and Quality Improvement (industrial processes). Both of these cross numerous industries.

            The discussion that follows describes the business and product lines under these two segments and shows the percentage contribution to net sales:

                                                           Year Ended March 31
                                                           -------------------
  Segments                                                 1999    1998   1997
  --------                                                 ----    ----   ----
  Instruments for the Safety, Comfort & Health of People    75%     68%    72%
  Instruments for Productivity and Quality Improvement      25%     32%    28%
                                                           ----    ----   ----
                                                           100%    100%   100%

INSTRUMENTS FOR THE SAFETY, COMFORT AND HEALTH OF PEOPLE

            TSI instruments that enhance the Safety, Comfort and Health of People are described under six headings or categories:

Analytical and Research Instruments

            The Company's earliest products, starting in 1966, were for research applications. The development of many of the basic technologies used in TSI products occurred in research instruments, and the following often describes products that apply these technologies to specific industrial applications.

            The Company has developed a line of analytical and research instruments which are used to measure and characterize very small particles, usually referred to as submicron particles or aerosols. These instruments are designed to monitor contamination levels, to make measurements in aerosol generation studies, to study air pollution levels in buildings or in outside air and to measure the size distribution of various aerosols. In December 1998, the Company received a $3.2 million order for the Ultraviolet Aerodynamic Particle Sizer(R) Spectrometer (UV-APS), a device which indicates the presence of bacteria in sampled air, from the US Army with delivery scheduled from late fiscal 1999 to mid fiscal 2000. This order was the second and largest option in a contract awarded and announced March 31, 1998.

            Also in December 1998, the Company signed a license agreement with the University of California, Riverside, for a new technology and product for chemical analysis of airborne particles. For applications of environmental pollutants, this new technology is a major breakthrough as it allows direct measurement without the possibility of contamination while collecting the particles. This instrument is expected to be available for sale in the fourth quarter of fiscal 2000. The Company does not expect significant revenue for this technology until late in fiscal year 2000 or early fiscal 2001.

            Many of the Company's particle measuring instruments are used in conjunction with computers (manufactured by others) which compile and interpret the data obtained. The Company develops and sells a variety of user-friendly software packages to expand and enhance the applications of these instruments. Technologies developed within this area are used in instruments for industrial hygiene and safety as well as instruments for quality control and testing.

Monitoring and Control Instruments for Heating, Ventilating and Air Conditioning
(HVAC)

              These instruments are used to measure or control air flow, air distribution, relative humidity, pressure, dew point, temperature, particle concentration and concentration of gases for purposes of enhancing HVAC system performance. Some applications in this category fall into the area of "Indoor Air Quality" measurements. These instruments use technology originally developed in various research instruments and applications. Shipments of a new line of instruments for measuring combustion gases in furnaces, water heaters and boilers began in late fiscal 1999.

Instruments for Industrial Hygiene and Safety

            The Company's instruments in this category are used mainly to monitor for potential problems in the air people breathe and to help protect people from toxic airborne substances. The PortaCount (R) Respirator Fit Tester helps protect workers and military personnel by testing for the proper fit of respirators and gas masks. The Company markets the PortaCount in both commercial and military versions.

            Much of this area of application is often referred to as "Indoor Air Quality". Product lines for this category have expanded in the last few years as the Company has applied its basic technologies in the areas of air velocity measurement and fine particle measurement. This area includes portable instruments that measure various indoor air quality parameters, including levels of carbon dioxide, a parameter that has been linked to the "sick building" syndrome. It also includes instruments for measuring dust concentrations, carbon monoxide in industrial settings and the high concentrations of carbon dioxide used in food and beverage manufacturing. A portable personal gas monitor for use in confined spaces was introduced in early fiscal 1999. Development work is continuing to add other gas detection sensors and instruments to these product lines. This group recently received ISO 9001 certification so all new product development will follow ISO 9001 standards.

Meteorological and Hydrological Instruments

            With the 1986 acquisition of Handar, in Sunnyvale, California, an extensive line of measuring instruments were added to the Company's outdoor environmental measurement capabilities. They are used globally to monitor atmospheric parameters such as wind, humidity, temperature, visibility, cloud height, soil moisture, snow, rain, and many others. Applications include monitoring weather conditions in remote locations, monitoring aviation weather, forecasting wildfires and floods, measuring the impact of pollution on natural resources and many more. Complete systems measure, collect, store, and transmit data via telephone, radio, and satellite. Handar's products include an ultrasonic wind sensor, an improvement on the cup-and-vane anemometers widely used to measure wind speed and direction. This patented sensor utilizes ultrasonic technologies, involves no moving parts and can be heated to prevent ice buildup when used at low temperatures.

            While these products have been manufactured and sold for a number of years, additional engineering work is continuing to improve and add new sensors, data collection platforms and communication devices to enhance performance and broaden applicability.

Outdoor Environmental Monitoring Instruments

            Environmental Systems Corporation (ESC), headquartered in of Knoxville, Tennessee, was acquired on May 26, 1999. ESC specializes in technology-based products and services relating to environmental monitoring, power production, and waste management. Applications include continuous stack emissions monitoring at public utility stations, ambient air quality testing and meteorological monitoring. Many tests are specifically designed to meet U.S. Environmental Protection Agency, state and local government and international agency requirements. ESC also consults in the areas of hazardous, solid and chemical waste management for government, civil and industrial applications. The Company believes ESC's technologies and markets are synergistic and will help the Company to expand further into the outdoor environmental market.

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

            Through TSI's Alnor subsidiary, fume hood and room pressure monitors are also sold on an OEM basis to manufacturers of fume hood cabinets and to HVAC control companies.

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

            This category also includes instruments for measuring the speed and concentration of droplets in industrial sprays to assure uniform manufacturing quality of devices such as fuel injectors. A quality control automated test stand called the Optical Patternator(TM) was introduced during fiscal 1997.

OEM Products

            In fiscal 1994, some of the Company's product lines for monitoring contamination levels in clean rooms were sold to Particle Measuring Systems, Inc. (PMS) of Boulder, Colorado. The Company manufactured some of the products for PMS on an OEM basis until December 1998, at which time options were not renewed. These instruments monitor the particle contamination levels in air and other gases in industrial clean room applications and measure residue in ultra-clean water using particle sensors that incorporate light scattering optical techniques. They are used by manufacturers of semiconductor devices, pharmaceutical products and other products which require very low contamination levels during critical manufacturing processes.

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

            Sales to U.S. defense customers accounted for about 15 percent of total net sales in fiscal 1999, 14 percent in fiscal 1998 and 12 percent in fiscal 1997, but accounted for no more than 12 percent of total sales for each of the prior ten years. The increase in fiscal 1998 was mainly due to sales of PortaCount respirator fit testers under U.S. military contracts.

            Reduction or changes in federal spending may adversely affect the Company's governmental and, to some extent, educational sales. While there are some developmental contracts and sales made to many different U.S. government agencies of many different products, the Company's major government sales in recent years have been products related to protecting military personnel from bio-hazard materials. These sales are made on a contractual basis one year at a time or less. There is no assurance that these sales will continue or that the government will not cancel such contracts (however, incurred costs would normally be reimbursed). As of March 31, 1999 the Company's backlog included orders of about $5 million for PortaCount fit testers and $2.3 million for Ultraviolet Aerodynamic Particle Sizer Spectrometers for U.S. military services, all scheduled to be shipped during fiscal 2000.

            Fiscal 1999 sales for safety, comfort and health instruments increased by 17 percent over fiscal 1998. This was mainly due to strong sales for the PortaCount Respirator Fit Tester which benefited from recent changes in OSHA regulations, sales to the U.S. Army of biodetection equipment used for rapid detection of airborne bacteria and strong sales activity for our meteorological instruments.

            Productivity and Quality Improvement products decreased 20 percent from fiscal 1998 to 1999 after experiencing a 16 percent increase from fiscal 1997 to 1998. In response to the slow sales of research instruments sold into this market, the operations of Aerometrics, a California subsidiary, were transferred to TSI's Minnesota headquarters and consolidated with an existing research product line selling to the same market. The Company took a $.03 per share charge in fiscal 1999 to cover the costs associated with the consolidation. The increase in fiscal 1998 was attributable primarily to higher sales of LaserSpeed(R) instruments. However, in fiscal 1999 sales for these same instruments declined due to slow demand from the wire and cable industries, primarily from the Pacific Rim markets. Research product sales fluctuate year-to-year depending on buying trends in this mature market niche.

            Sales to international customers under the Company's two segments for the periods indicated were as follows:

                                                    Year Ended March 31
                                                    -------------------
                                       1999                1998                 1997
                                  --------------      ---------------      ---------------
                                   Int'l.  % of        Int'l.   % of        Int'l.   % of
                                   Sales   Total       Sales    Total       Sales    Total
                                   (000)   Sales        (000)   Sales       (000)    Sales
                                  --------------      ---------------      ---------------
        Segments
        --------
Instruments for the Safety,
  Comfort & Health of People      $14,299   17%        $13,516   17%        $18,120   23%

Instruments for Productivity
  and Quality Improvement         $11,499   13%         13,613   17%         12,201   15%
                                 --------------       --------------         ------   ---
Total                             $25,798   30%         27,129   34%         30,321   38%

            Overall, the Company's fiscal 1999 international sales were 5 percent less than fiscal 1998 international sales. The decline was attributable to slow sales of both our process controls and research instruments for productivity and quality improvement. Fiscal 1998 international sales decreased 11 percent compared to fiscal 1997. Included in fiscal 1997 sales of Safety, Comfort and Health products was a $6.8 million contract for the PortaCount(R) respirator fit tester to the German Army. There was no similar international contract in either fiscal 1999 or 1998.

            Both Safety, Comfort and Health instruments and Productivity and Quality Improvement instruments have experienced a decline in sales to the Pacific Rim region, primarily due to a weakening of the economies in that region. Sales to the Pacific Rim represented 10 percent of sales for both fiscal 1999 and 1998 and 12 percent in fiscal 1997. It is uncertain what impact the weakening of the Asian currencies will have on fiscal 2000.

            Further segment information about domestic and foreign operations is included under Note I of the Notes to Consolidated Financial Statements on page 23 of the Company's 1999 Annual Report to Shareholders (Exhibit 13, page F-8). Refer to page 12 of the Management's Discussion and Analysis of Results of Operations and Financial Condition for additional discussion regarding international sales.

MARKETING

            The Company markets its products through Company-employed sales engineers operating from offices located in the United States and international sales offices located in Europe. In addition, independent sales representatives and distributors represent the Company in other domestic and international markets. The Company uses promotional catalogs, technical bulletins, seminars, displays, trade shows, insertions in catalogs of others and advertising in trade journals to promote its products. The Company's sales consist primarily of standard products as listed in its catalogs, although the Company also sells specialized products designed to meet specific customer requirements.

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

            At March 31, 1999, the Company's backlog of orders was approximately $19,388,000 compared to $22,408,000 at March 31, 1998 and $25,112,000 at March
31, 1997. The Company estimates that 95% of the 1999 backlog will be shipped by March 31, 2000.

            As of March 31, 1999, about $5 million of the Company's backlog was due to the aforementioned military contracts for PortaCount fit testers, compared with $4.8 million and $8.5 million as of March 31, 1998 and 1997, respectively. The March 31, 1999 backlog also includes a $2.3 million U.S. military contract for the Company's Ultraviolet Aerodynamic Particle Sizer(R) Spectrometer. A similar $1.8 million contract was in backlog at March 31, 1998, but not in 1997.

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

                                                                                        COMPANY'S
                                                  COMPETITORS                          MARKET SHARE
                                                  -----------                          ------------
                                        Major                    Minor
                                 -------------------      --------------------    Significant      Minor
Product Type                     Int'l      Domestic      Int'l       Domestic       Share         Share
--------------------------------------------------------------------------------------------------------
Instruments for the Safety, Comfort & Health of People
------------------------------------------------------
ANALYTICAL AND
RESEARCH                           1            2          more        more            X*
                                                           than 6      than 6

HVAC
   Air Distribution                1            4          more        more            X*
                                                           than 6      than 6
   Lab/Room Air
   Flow Control                    3            1            2           3                           X*

INDUSTRIAL HYGIENE
& SAFETY

   Respirator Fit Test             -            -            -           1             X

   Indoor Air Quality              4            4          more        more                          X*
                                                           than 6      than 6

   Combustible Gases               3            5          more        more                          X
                                                           than 6      than 6

METEOROLOGY/
ENVIRONMENTAL
MONITORING                         4            4          more        more            X*
                                                           than 6      than 6

OUTDOOR
ENVIRONMENTAL
MONITORING                         1            1            1         more            X*
                                                                       than 6

OEM**                                 **                     -           -             X*

Instruments for Productivity & Quality Improvement
--------------------------------------------------
RESEARCH                           -            1            4           2             X

NON-CONTACT MATERIAL
  PROCESSING                       -            4            2         more            X
                                                                       than 6
QUALITY CONTROL
  Filter Testing                   -            1            2           -             X

OEM**                                 **                                               X*

*Market share varies considerably by specific product within the market category.
**OEM sales are normally made under specific contracts mainly in areas where the Company has unique applicable technology so competition is not usually a major issue.

RESEARCH AND PRODUCT DEVELOPMENT

            The Company is engaged in research and development activities principally for developing proprietary products. These activities, which occur in all aspects of the Company's business, generally consist of the development, design and testing of potential new products with emphasis on applied (as distinct from basic) research. Approximately 75% of the Company's engineering and technical staff are engaged in research and development activities on a full-time basis. The Company also engages in some contract research work for others that varies from time to time. This type of contract work generally relates to the development of a future instrument or product enhancements to better meet market needs and applications. In addition, the Company utilizes various outside consultants in the research and development area. In fiscal year 1999, the Company spent approximately $11,154,000 (13.1 percent of net sales) in research and product development activities, compared to $11,554,000

(14.3 percent of net sales) and $10,939,000 (13.6 percent of net sales) in fiscal 1998 and 1997, respectively.

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

            During fiscal 1999, the Company licensed the exclusive rights for the development of an Aerosol Time-of-Flight Mass Spectrometer (ATOFMS) from the University of California-Riverside. An ATOFMS will detect the chemical composition of each aerosol particle that it samples into its inlet. This will allow users to trace airborne particles in the atmosphere to their sources. The agreement expires in 2017 when the underlying patent expires. Also during fiscal 1999, the Company signed an exclusive license agreement with the Canadian Department of National Defence for fluorescent technology currently used in its biodetection instrument sold under aforementioned contract to the U.S. Army. The license runs until the underlying patent expires in 2017.

EMPLOYEES

As of March 31, 1999, the Company had 495 employees. The Company's employees are not represented by a union, although Alnor Instrument Company, a wholly owned subsidiary acquired in fiscal 1996, had about 35 production employees represented by an in-house union up until December 31, 1998 when its members voted to dissolve the union. There has never been a work stoppage due to labor difficulties and the Company considers its relations with employees to be satisfactory at all locations.

Item 2.          PROPERTIES

            The Company's general offices and main manufacturing facilities are located at 500 Cardigan Road, Shoreview, Minnesota 55126. This building contains approximately 140,000 square feet. Constructed for the Company, it has been in use by the Company since 1976 and is well suited to the Company's operations. This building was built in three parts, the first being completed in fiscal 1977, the second in fiscal 1981 and the third, which added 58,000 square feet of space, in fiscal 1996. The project for the third part, along with related furnishings, product equipment and improvements in the existing space, had a total cost of about $4 million during fiscal years 1995 and 1996. The expansion and remodeling project resulted in a facility that is ideally suited for the Company's diversified product lines and markets. As of March 31, 1999, the productive capacity of this building is estimated to be from 30 to 50 percent higher than fiscal 1996 levels, depending on the type of increased business encountered. The increased production capacity was necessary because of higher sales of analytical and research products which require more engineering support, making second shift production less feasible than for higher volume, industrially oriented products. The Company owns additional land at the same location on which it can build up to 80,000 square feet of additional space if necessary.

            The Company also leases space for subsidiary operations which has in each case been modified to suit requirements.

Item 3.          LEGAL PROCEEDINGS

            No material legal proceedings were pending or threatened against the Company or its subsidiaries as of March 31, 1999.

Item 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matters were submitted during the fourth quarter of the year ended March 31, 1999, for a vote by the shareholders.

PART II

Item 5.          MARKET FOR REGISTRANTS' COMMON EQUITY & RELATED MATTERS

            The information in the sections titled "Stock and Dividend Data" and "Stock Data" on page 11 of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.


Item 6.          SELECTED FINANCIAL DATA

            The information in the section titled "Eleven-Year Financial data Summary" for the years 1989 through 1999 on pages 10 and 11 of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

            The information in the section titled "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 12 through 15 of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

Item 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The Consolidated Financial Statements and notes thereto on pages 16 through 24 of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

            The following supplemental financial data are included herein and should be read in conjunction with the consolidated financial statements in the Company's 1999 Annual Report to Shareholders:

            Schedule II: Valuation and Qualifying Accounts, page F-4.
            Schedule X: Supplementary Income Statement Information, page F-5.

Item 9.          CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

            None

PART III

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            (a) The information concerning the Company's directors set forth in the Company's Proxy Statement for 1999 is incorporated by reference herein.

            (b)   The executive officers of the Company are:


       Name            Age    Position with the Company and Business Experience
-------------------------------------------------------------------------------
James E. Doubles       58     Chairman since July 1998 and a Director. President
                              and Chief Executive Officer since July 1997,
                              President and Chief Operating Officer of the
                              Company from July 1992 until July 1997.

Lowell D. Nystrom      63     Senior Vice President since December 1997 and a
                              Director. Mr. Nystrom was Vice President,

                              Treasurer and Chief Financial Officer of the
                              Company from 1961 to December 1997.

Robert F. Gallagher    44     Vice President and Chief Financial Officer since
                              December 1997. Mr. Gallagher was Controller for the Company from October 1989 to December 1997.

            (c) Section 16(a). See the Company's Proxy Statement for 1999 Annual Meeting of Shareholders, dated on or about June 30, 1999 which is incorporated herein by reference.

            (d) There are no family relationships between and among directors or officers.

            (e) Business experience of directors may be found in the Company's Proxy Statement for 1999 Annual Meeting of Shareholders, dated on or about June 30, 1999 which is incorporated herein by reference.


Item 11.         EXECUTIVE COMPENSATION

            The information required by Item 11 is incorporated herein by reference from Proxy Statement for 1999 Annual Meeting of Shareholders, dated on or about June 30, 1999, under the caption "Executive Compensation".

Item 12.         PRINCIPAL SHAREHOLDERS

            The information required by Item 12 is incorporated herein by reference from the Company's Proxy Statement for 1999 Annual Meeting of Shareholders, dated on or about June 30, 1999, under the caption "Principal Shareholders".

Item 13.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                 ON FORM 8-K

           (a)   See accompanying Index to Financial Statements on page F-1.

           (b)   Reports on Form 8-K:
                 No reports on Form 8-K were filed during the fourth quarter of fiscal 1999. The Company filed a Form 8-K on June 10, 1999 reflecting the acquisition of Environmental Systems Corporation.

           (c)   Exhibits included herein:

                 Exhibit 3a: Restated Articles of Incorporation as amended in November, 1984, October, 1986 and July, 1996, hereby incorporated by reference.

                 Exhibit 3b: Restated Bylaws adopted June, 1987, hereby incorporated by reference.
                 Exhibit 10.a* TSI Incorporated Incentive Stock Option Plan of 1982, incorporated by reference from Form S-8, File No. 1-91697, July 25, 1988.
                 Exhibit 10.b* TSI Incorporated Stock Option Plan of 1988, incorporated by reference from Form S-8, File No. 33-20627, August 22, 1989.
                 Exhibit 10.c* TSI Incorporated Stock Option Plan of 1992, incorporated by reference from Form S-8, File No. 33-66194, July 19, 1993.
                 Exhibit 10.d* TSI Incorporated Stock Purchase Plan of 1994, incorporated by reference from Form S-8, File No. 33-86468, November 17, 1994.
                 Exhibit 11:     Computation of Per Share Earnings.
                 Exhibit 13: The Company's 1999 Annual Report to Shareholders for the fiscal year ended March 31, 1999.
                 Exhibit 21:     Subsidiaries of the Company.
                 Exhibit 23:     Auditors' Consent.
                 Exhibit 99:     Forward Looking Statements.
                 Exhibit 27:     Financial Data Schedule.

------------

*Indicates management contract or compensation plan or arrangement required to be filed as an exhibit.

                                   SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 25, 1999               TSI INCORPORATED

                                   /s/ James E. Doubles
                                   --------------------
                                   James E. Doubles
                                   Chairman, President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                      Title                         Date

/s/James E. Doubles        Chairman, President, Chief Executive    June 25, 1999
-------------------        Officer and Director                    -------------
James E. Doubles           (Principal Executive Officer)


/s/Lowell D. Nystrom       Senior Vice President and a Director    June 25, 1999
--------------------                                               -------------
Lowell D. Nystrom


/s/Robert F. Gallagher     Vice President and Chief Financial      June 25, 1999
----------------------     Officer (Principal Financial and        -------------
Robert F. Gallagher        Accounting Officer)


/s/John F. Carlson         Director                                June 25, 1999
------------------                                                 -------------
John F. Carlson


/s/Frank D. Dorman         Director                                June 25, 1999
------------------                                                 -------------
Frank D. Dorman


/s/Joseph C. Levesque      Director                                June 25, 1999
---------------------                                              -------------
Joseph C. Levesque


/s/Donald M. Sullivan      Director                                June 25, 1999
---------------------                                              -------------
Donald M. Sullivan


/s/Kenneth J. Roering      Director                                June 25, 1999
---------------------                                              -------------
Kenneth J. Roering


/s/Lawrence J. Whalen      Director                                June 25, 1999
---------------------                                              -------------
Lawrence J. Whalen
page F-1

TSI INCORPORATED 10-K

                        TSI INCORPORATED AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

A.       STATEMENTS OF REGISTRANT

         No separate financial statements of the Registrant are included herein as the Registrant is primarily an operating company. All subsidiary companies are wholly owned, and their indebtedness to any person other than the Registrant or its consolidated subsidiaries is, in the aggregate, less than 5% of consolidated assets at March 31, 1999. The financial statements of the Registrant and all subsidiaries are included in the consolidated financial statements.

B.       CONSOLIDATED FINANCIAL STATEMENTS

         Reference is made to the consolidated financial statements in the Company's 1999 Annual Report to Shareholders which are incorporated herein by reference in accordance with Rule 12b-23 under the Securities Exchange Act of 1934 and attached hereto.

                                                               Annual
                                                               Report
                                                                Page   10-K Page
                                                                ----   ---------
         Quarterly Financial Information (Unaudited)             16        -

         Consolidated Statements of Earnings for the Years
         Ended March 31, 1999, 1998 and 1997                     16        -

         Consolidated Balance Sheets - March 31, 1999 and 1998   17        -

         Consolidated Statements of Cash Flows for the Years
         Ended March 31, 1999, 1998 and 1997                     18        -

         Consolidated Statements of Shareholders' Equity for
         Years Ended March 31, 1999, 1998 and 1997               19        -

         Notes to Consolidated Financial Statements              19        -

         Independent Auditors' Report                            24        -

C.       INDEPENDENT AUDITORS' REPORT ON                          -        F-3
         FINANCIAL STATEMENT SCHEDULES
page F-2

D.       CONSOLIDATED SCHEDULES

Schedule    Description                                                10-K Page
--------    -----------                                                ---------

II          Valuation and Qualifying Accounts                             F-4

X           Supplementary Income Statement Information                    F-5

All schedules except those listed above have been omitted as not required, not applicable, or the information required therein is contained in the financial statements or the footnotes thereto.

page F-3

          Independent Auditors' Report on Financial Statement Schedules

The Board of Directors and Shareholders
TSI Incorporated:

Under date of May 7, 1999, except as to Note K which is as of May 26, 1999, we reported on the consolidated balance sheets of TSI Incorporated and subsidiaries as of March 31, 1999 and 1998 and the related consolidated statements of earnings, cash flows and shareholders' equity for each of the years in the three-year period ended March 31, 1999 as contained in the 1999 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index (see Item 8). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




                                           /s/ KPMG Peat Marwick LLP

Minneapolis, Minnesota
May 7, 1999, except as to Note K
which is as of May 26, 1999
page F-4

                 SCHEDULE II; VALUATION AND QUALIFYING ACCOUNTS
                        TSI INCORPORATED AND SUBSIDIARIES

--------------------------------------------------------------------------------
    COL. A              COL. B             COL. C            COL. D     COL. E
--------------------------------------------------------------------------------
                                         Additions
                                    (1)            (2) Bad debts
Description             Balance     Charged to   Charged     Charged    Balance
                        beginning   cost and     to other    against    end of
                        of period   expenses     accounts    reserve    period

--------------------------------------------------------------------------------
Year ended
March 31, 1999
Deducted from
Asset Accounts
Allowance for
doubtful accounts:      $280,000    $132,000     $  0        $127,000   $285,000

Year ended
March 31, 1998
Deducted from
Asset Accounts
Allowance for
doubtful accounts:      $275,000    $ 29,000     $  0        $ 24,000   $280,000

Year ended
March 31, 1997
Deducted from
Asset Accounts
Allowance for
doubtful accounts:      $267,000    $ 17,000     $  4,000*   $ 13,000   $275,000


-------------
*Added in acquisitions
page F-5

             SCHEDULE X: SUPPLEMENTARY INCOME STATEMENT INFORMATION
                        TSI INCORPORATED AND SUBSIDIARIES

--------------------------------------------------------------------------------
    COL. A                                       COL. B
                                       Charged to Costs and Expenses
    Item                                   Year Ended March 31
                            1999                  1998                  1997
--------------------------------------------------------------------------------

Advertising              $1,676,000            $1,555,000            $1,568,000

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

                                  EXHIBIT INDEX

EXHIBIT NO.            DESCRIPTION                                     PAGE
-----------            -----------                                     ----

   11                  Computation of Per Share Earnings               F-7
   13                  Annual Report to Shareholders for the           F-8
                       fiscal year ended March 31, 1999
   21                  Subsidiaries of the Company                     F-9
   23                  Auditors' Consent                               F-10
   99                  Forward Looking Statements                      F-11
   27                  Financial Data Schedule