Form 10-Q
period 1999-06-30
TSI INC /MN/
filed 1999-08-16
CIK 100063

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 10549

                                    Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED JUNE 30, 1999.

                          Commission File Number 0-2958

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

                               Yes _X_    No ___

Indicate number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Date:   July 23, 1999                   Common Shares Outstanding:  11,270,935
        -------------                                               ----------

                                TSI INCORPORATED

                                    FORM 10-Q
                       For the Quarter Ended June 30, 1999

                                                                            Page
                                                                            ----

PART I.          FINANCIAL INFORMATION                                        2

Item 1.          Financial Statements

                     Consolidated Statements of Earnings                      3

                     Consolidated Balance Sheets                              4

                     Consolidated Statements of Cash Flows                    5

                     Notes to Consolidated Financial Statements              6-7

Item 2.          Management's Discussion and Analysis of Results of

                 Operations and Financial Condition                         8-12

PART II.         OTHER INFORMATION                                           13

EXHIBIT 11       Computation of Per Share Earnings                           15

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)

THREE MONTHS ENDED JUNE 30                                                                           1999                1998
-----------------------------------------------------------------------------------------       -----------------------------------
Net sales                                                                                         $23,700,036         $18,583,072
Cost of products sold                                                                              10,583,642           8,229,230
-----------------------------------------------------------------------------------------       -----------------------------------
                                                                    GROSS PROFIT                   13,116,394          10,353,842

Operating expenses
  Research and product development                                                                   2,818,158          2,806,301
  Selling                                                                                            4,903,795          4,549,093
  Administrative                                                                                     1,901,320          1,482,506
-----------------------------------------------------------------------------------------       -----------------------------------
                                                                                                     9,623,273          8,837,900
-----------------------------------------------------------------------------------------       -----------------------------------
                                                                OPERATING INCOME                     3,493,121          1,515,942

Other income                                                                                           192,135            159,008
Proxy contest and related costs                                                                        (91,111)                 0
-----------------------------------------------------------------------------------------       -----------------------------------
                                                    EARNINGS BEFORE INCOME TAXES                     3,594,145          1,674,950

Provision for income taxes                                                                           1,258,000            553,000
-----------------------------------------------------------------------------------------       -----------------------------------
                                                                    NET EARNINGS                   $ 2,336,145        $ 1,121,950
                                                                                                ===================================

BASIC EARNINGS PER COMMON SHARE                                                                           $.21               $.10

DILUTED EARNINGS PER COMMON SHARE                                                                         $.21               $.10
-----------------------------------------------------------------------------------------       ===================================
Weighted average common shares outstanding                                                          11,182,036         11,411,966
Dilutive effect of employee stock options and purchase awards                                          200,308            181,695
                                                                                                ---------------     ---------------
Weighted average common shares outstanding and dilutive shares                                      11,382,344         11,593,661
                                                                                                ===============     ===============


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

                                                                            JUNE 30, 1999                        June 30, 1998
                                                                              (UNAUDITED)     March 31,1999        (unaudited)
----------------------------------------------------------                -----------------------------------------------------
ASSETS
CURRENT ASSETS
 Cash and cash equivalents                                                     $5,118,175       $13,437,396         $7,763,200
 Accounts receivable                                                           22,133,231        14,461,708         13,757,680
 Recoverable income taxes                                                       2,639,617                 0                  0
 Prepaid expenses                                                                 878,425           307,852            446,471
 Inventories:
   Finished products                                                            3,446,702         3,309,948          2,982,186
   Work in process                                                              4,409,056         2,530,098          3,752,848
   Materials and supplies                                                      10,415,825         9,698,650          9,965,590
                                                                               ----------         ---------          ---------
                                                                               18,271,583        15,538,696         16,700,624
                                                                               ----------        ----------         ----------
                                              TOTAL CURRENT ASSETS             49,041,031        43,745,652         38,667,975
                                                                               ----------        ----------         ----------
INTANGIBLES AND OTHER ASSETS
 Goodwill                                                                      17,761,343         4,438,845          3,772,548
 Note receivable                                                                  454,129           451,981            648,271
 Deferred income tax benefit                                                      165,161         1,225,246            528,180
 Other assets                                                                   4,538,444         3,085,388          2,844,987
                                                                                ---------         ---------          ---------
                                                                               22,919,077         9,201,460          7,793,986
                                                                               ----------         ---------          ---------
PROPERTY, PLANT AND EQUIPMENT
 Land                                                                             779,278           128,503            128,503
 Building                                                                       6,996,263         3,713,160          3,713,160
 Construction in progress                                                         323,990            70,396             40,738
 Machinery and equipment                                                       24,778,598        20,444,388         19,991,884
                                                                               ----------        ----------         ----------
                                                                               32,878,129        24,356,447         23,874,285
 Less allowances for depreciation                                              19,119,482        16,335,860         15,665,276
                                                                               ----------        ----------         ----------
                                                                               13,758,647         8,020,587          8,209,009
                                                                               ----------         ---------          ---------
                                                      TOTAL ASSETS            $85,718,755       $60,967,699        $54,670,970
                                                                              ===========       ===========        ===========
LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable                                                                $14,997,683                $0                 $0
 Accounts payable and accrued expenses                                         11,424,587         5,338,538          4,455,362
 Employee compensation                                                          2,894,451         4,411,871          2,580,303
 Taxes, other than income taxes                                                   482,828           472,982            383,170
 Income taxes payable                                                           1,927,962         1,349,827          1,257,293
 Current portion of long-term liabilities                                         153,333                 0                  0
                                                                               ----------        ----------          ---------
                                         TOTAL CURRENT LIABILITIES             31,880,844        11,573,218          8,676,128
                                                                               ----------        ----------          ---------
LONG-TERM LIABILITIES LESS CURRENT PORTION                                      2,042,799                 0                  0
                                                                               ----------        ----------          ---------
                                                 TOTAL LIABILITIES             33,923,643        11,573,218          8,676,128
                                                                               ----------        ----------          ---------
SHAREHOLDERS' EQUITY
 Common Shares, $.10 par value                                                  1,123,662         1,115,179          1,141,203
 Additional paid-in capital                                                    11,958,471        11,408,516         11,370,397
 Retained earnings                                                             39,095,512        37,094,220         33,717,527
 Accumulated other comprehensive income -equity
   adjustment from translation                                                   (382,533)         (223,434)          (234,285)
                                                                                ---------         ---------          ---------
                                        TOTAL SHAREHOLDERS' EQUITY             51,795,112        49,394,481         45,994,842
                                                                               ----------        ----------         ----------
                          TOTAL LIABILITIES & SHAREHOLDERS' EQUITY            $85,718,755       $60,967,699        $54,670,970
                                                                              ===========       ===========        ===========

See accompanying notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)


THREE MONTHS ENDED JUNE 30                                                1999             1998
--------------------------                                                ----             ----

OPERATING ACTIVITIES:
  Net earnings                                                        $  2,336,145     $ 1,121,950
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Provision for losses on accounts receivable                             11,619          15,618
    Depreciation of property, plant & equipment                            490,697         461,162
    Amortization of intangibles                                            165,867         132,126
    Amortization of goodwill                                               130,744          62,355
    Loss on sale of assets                                                   1,704               0
    Provision for deferred income taxes                                          0         (72,011)
    Changes in operating assets and liabilities:
      Accounts receivable                                               (1,259,450)      2,735,062
      Prepaid expenses                                                    (268,345)       (222,758)
      Inventories                                                          145,706      (1,316,468)
      Other assets                                                         (22,833)         17,630
      Accounts payable and accrued expenses                                290,301        (469,118)
      Employee compensation payable                                     (1,517,420)     (1,338,307)
      Taxes, other than income taxes                                      (141,293)       (136,115)
      Current income taxes payable                                         741,006         228,636
    Foreign currency translation gain (loss)                              (166,040)         61,824
------------------------------------------------------------------    ------------     -----------
                         NET CASH PROVIDED BY OPERATING ACTIVITIES         938,408       1,281,586
------------------------------------------------------------------    ------------     -----------

INVESTING ACTIVITIES
  Additions to property, plant and equipment                              (352,919)       (263,252)
  Proceeds from disposal of property, plant and equipment                      804               0
  Purchase of companies, net of cash acquired                          (23,613,705)              0
------------------------------------------------------------------    ------------     -----------
                             NET CASH USED IN INVESTING ACTIVITIES     (23,965,820)       (263,252)
------------------------------------------------------------------    ------------     -----------

FINANCING ACTIVITIES
  Net proceeds from short-term notes                                    14,460,000               0
  Proceeds from stock options exercised                                     78,387          24,809
  Proceeds from employee stock purchases                                   480,051               0
  Purchases of common stock                                                      0      (2,303,125)
  Dividends paid                                                          (334,854)       (342,276)
------------------------------------------------------------------    ------------     -----------
                             NET CASH USED IN FINANCING ACTIVITIES      14,683,584      (2,620,592)
------------------------------------------------------------------    ------------     -----------

Effect of exchange rate changes on cash and cash equivalents                24,607         (20,051)
------------------------------------------------------------------    ------------     -----------
                             DECREASE IN CASH AND CASH EQUIVALENTS      (8,319,221)     (1,622,309)
------------------------------------------------------------------    ------------     -----------

Cash and cash equivalents at beginning of year                          13,437,396       9,385,509
------------------------------------------------------------------    ------------     -----------
            CASH AND CASH EQUIVALENTS AT END OF THREE MONTH PERIOD    $  5,118,175     $ 7,763,200
                                                                      ============     ===========


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 1999
                                   (Unaudited)

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

Note 2.           Earnings Per Share

                  See Exhibit 11, Computation of Per Share Earnings, on page 15 of this document.

Note 3.           Comprehensive Income

                  Effective fiscal 1999, the Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet, and is effective for the Company's fiscal year ending March 31, 1999. The Company's only item of other comprehensive income is foreign currency translation adjustments. This item is separately displayed in the equity section of the balance sheet. For the three months ended June 30, 1999, comprehensive net income was $159,099 higher than net income, due to the effect of foreign currency translation adjustments, net of income taxes.

Note 4.           Segment Information

                  The Company develops, manufactures, and markets measuring and control instruments for a variety of applications. The Company's products can best be divided into two market segments. These are the Safety, Comfort, and Health segment and the Productivity and Quality Improvement segment. The Safety, Comfort, and Health segment consists of instruments that monitor and control the environment in which people work and live. These include analytical and research instruments used to characterize very small particles, products that monitor indoor air quality, and products that help to protect people from toxic airborne substances. The Productivity and Quality Improvement segment produces instruments that help customers enhance their industrial processes and improve their products. These include flow-related measuring instruments, noncontact measuring devices for manufacturers of metals and wire, filter testers, and instruments for measuring the speed and concentration of droplets in industrial sprays. The Company evaluates performance based on operating profit or loss before other income, interest, and taxes. Revenue from sales between the segments is not material.

                  Three Months Ended June 30,

                                                     1999             1998

Net Sales
         Safety, Comfort, and Health             $ 18,897,126     $ 13,701,713
         Productivity and Quality Improvement       4,802,910        4,881,359
                                                 ------------     ------------
                                                 $ 23,700,036     $ 18,583,072
                                                 ============     ============

Operating Income (Loss)
         Safety, Comfort, and Health             $  3,502,731     $  2,611,997
         Productivity and Quality Improvement          (9,610)      (1,096,055)
                                                 ------------     ------------
                                                 $  3,493,121     $  1,515,942
                                                 ============     ============


Note 5.           Proxy Contest and Related Expenses

                  A shareholder made an unsolicited bid for the Company that was rejected by the Company's Board of Directors. The shareholder then initiated a proxy contest to elect an alternate slate to the Company's Board of Directors rather than the incumbents up for re-election as recommended by the Company. In addition, the shareholder's proxy sought changes to the Company's articles and bylaws making it easier for a change in controls to occur without the approval of the Company's Board. The Company hired public relations, attorneys, investment bankers, and a proxy solicitor to assist it in its efforts to oppose the shareholder's proxy. Costs associated with these advisors have been recorded as incurred and have been reported as a separate line on the consolidated statement of earnings. The Company expects these costs to be substantially higher in the second quarter of fiscal 2000.

Note 6.           Acquisition

                  Effective June 1, 1999, the Company acquired the stock of Environmental Systems Corporation of Knoxville, Tennessee. Environmental Systems Corporation specializes in technology-based products and services relating to environmental monitoring, power production and waste management. The acquisition was accounted for by the purchase method of accounting. The acquisition price of $25 million was paid in cash. To finance the acquisition, the Company used its existing cash along with bank financing of $15 million made available under its line of credit. The initial debt is short-term with the ability to extend the term for periods not to exceed five years. The Company filed a Form 8-K with pro forma fiscal 1999 financial statements reflecting the acquisition.

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

Results of Operations

Effective June 1, 1999, the Company acquired Environmental Systems Corporation
(ESC) and its results are included in the Company's consolidated results for the month of June 1999. ESC sales are included in the Company's Safety, Comfort and Health of People segment. A Form 8-K was filed on June 10, 1999, including pro forma financial statements.

Net sales for the three-month period ended June 30, 1999 were $23,700,000 which represents an increase of 28 percent from $18,583,000 for the same period last year. Following is a quarterly sales breakdown by segment:

                                                 First  Quarter        Percent
                                                 Ended June 30,         Change
                                               1999            1998
                                               ----            ----

Safety, Comfort and Health              $18,897,000     $13,702,000        38
Productivity and Quality Improvement      4,803,000       4,881,000        (2)
                                          ---------       ---------       ---
                                        $23,700,000     $18,583,000        28
                                        ===========     ===========        ==

Excluding ESC, sales increased 16 percent in this year's first quarter compared to last year's first quarter. Sales of products for the Safety, Comfort, and Health of People accounted for 80 percent of the Company's total business during the first quarter, compared to 74 percent for the same quarter a year ago. Excluding ESC, these sales increased 23 percent over the same year-ago period. The sales increase was driven by higher sales of particle instrumentation for the outdoor environment and biodetection.

Sales of products for Productivity and Quality Improvement were at 20 percent of total sales for the fiscal 2000 first quarter compared with 26 percent a year ago. Sales were essentially flat across both industrial process control instruments and research instruments made for this market segment. This segment saw strength in some of its international markets, but this was offset by weaker domestic sales.

Sales to U.S. and state government agencies, including defense, comprised about 22 percent of the Company's net sales for the quarter as compared to 20 percent for the same quarter last year. The percentage of governmental sales is within the range of normal fluctuations that can occur from quarter-to-quarter. Since sales to government agencies represent a significant portion of the Company's sales, it is important to consider the potential effects of changes in government spending. Due to the Company's diverse line of products, sales usually occur in a wide range of U.S. and state government agencies, so total government sales during the past several years have been quite stable as a percentage of total sales. However, shifts have occurred because of changes from quarter-to-quarter and year-to-year in shipments under contracts with U.S. military agencies for the Company's PORTACOUNT respirator fit testers and UV-APS biodetection units.

International sales increased $2,634,000 or 55 percent for the quarter, compared with last year. The increase is attributable to strong sales of particle instruments for the outdoor environment and meteorological equipment. The Company experienced increased international sales across most of its major markets.

During the first quarter, the Company's order backlog increased from $21.2 million at March 31, 1999 to $34.7 million at June 30, 1999, compared with $21.7 million at June 30, 1998. The higher backlog, compared to a year ago, is mainly due to the ESC acquisition. Order bookings were $20.9 million in the first quarter ended June 30, 1999 compared to $17.6 million in the first quarter ended June 30, 1998. Excluding ESC, order bookings increased approximately 12 percent from the same year-ago period.

Gross profit for the first quarter ended June 30, 1999 was 55.3 percent of net sales, compared with the 55.7 percent gross profit in the first quarter last year. The first quarter gross profit margin percentage fell within what is considered to be a normal range for TSI's business. For all of fiscal 2000, it is anticipated ESC will have the effect of reducing the Company's gross margin.

Research and product development expenses as a percentage of net sales were 11.9 percent for the first quarter ended June 30, 1999, compared to 15.1 percent of net sales for the same period last year. Actual research and product development spending was essentially flat in the first quarter compared to the same year-ago period. ESC had very little impact on research and product development expenses in the first quarter. For all of fiscal 2000, research and development expenses are expected to continue near the lower end of the Company's historical range of 12 to 14 percent of sales.

Selling expenses were 20.7 percent of net sales for the first quarter, compared to 24.5 percent for the year-earlier period. The lower percentage in the quarter ended June 30, 1999 is due to the impact of ESC. For the past three fiscal years, selling expenses have been in the 21.7 to 24.5 percent range. For all of fiscal 1999, selling expenses are anticipated to be below this historical range because of the impact of ESC.

Administrative expenses were 8.0 percent of net sales for both the three months ended June 30, 1999 and 1998, respectively. The Company expects administrative costs to continue in a normal operating range of 7 to 9 percent of net sales through the remainder of fiscal 2000.

Other income was $192,000 in the first quarter, compared with $159,000 for the same period in fiscal 1999. This increase was primarily due to higher net investment income over last year's first quarter.

Proxy contest and related expenses were $91,000 for the quarter (See Note 6 to the financial statements). The Company expects these costs to be substantially higher in the second quarter.

The provision for income taxes was at the rate of 35 percent of pre-tax earnings for the first quarter of fiscal 2000 compared to 33 percent in fiscal 1999. The increase is due to the nondeductible goodwill and intangibles in the ESC acquisition. The Company anticipates that the effective tax rate will remain at approximately 34 to 36 percent for the remainder of the fiscal year.

Euro Currency

On January 1, 1999, certain members of the European Union established fixed conversion rates between existing ("legacy currencies") and one common currency-the Euro. The Euro is now traded on currency exchanges and can be used in business transactions. Beginning in January 2002, new Euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation.

The Company has a significant number of customers as well as operations located in European Union countries participating in the Euro conversion. While the Company has not yet experienced a significant impact, the Euro conversion may have competitive implications for the Company's pricing and marketing strategies, which could be material in nature. However, any such impact is not known at this time. The Company has begun to analyze its internal systems (such as payroll, accounting and financial reporting) to determine modifications required to deal with the Euro conversion. To date, the systems have not required material modification and the Company does not expect the cost of any future modifications to have a material impact on the Company's results of operations or financial condition.

Liquidity and Capital Resources

Cash and cash equivalents were $5,118,175 on June 30, 1999, compared with $7,763,000 at June 30, 1998. This is a $8,319,221 decrease from $13,437,396 at
March 31, 1999. The decrease from March 31, 1999 is primarily due to the acquisition of Environmental Systems Corporation.

The ratio of current assets to current liabilities was 1.5 as of June 30, 1999, compared to 3.8 as of March 31, 1999, and 4.5 as of June 30, 1998. Working capital decreased $15,012,247 to $17,160,187 at the end of the first quarter of fiscal 2000, compared to $32,172,434 at the end of fiscal 1999. The Company has $14,998,000 on short-term credit facilities. This debt was incurred in order to make the ESC acquisition. The facility may be converted to long-term at the Company's option for up to a period of five years.

Management believes internally generated funds and borrowings on existing facilities will provide adequate resources for supporting operations during the remainder of fiscal 2000.

Year 2000 Conversion

The Company has reviewed and modified critical information technology ("IT") business systems and believe these systems are Year 2000 compliant. We are currently testing these systems to insure they are compliant. We expect testing and any additional modifications of these systems will be completed by August 1999.

The Company has also identified all non-IT systems and tested systems considered to be critical to the business. Certain of these systems require updating and the Company has a schedule to make substantially all the updates by September 1999.

An initial list of key third party providers has been made and direct discussions have been held in order to determine their state of Year 2000 readiness. Most critical vendors have indicated they will be Year 2000 compliant at various points during calendar 1999 and we will not have a stoppage in the flow of critical goods or services. The Company is extending the number of vendors identified to insure vendors significant to our business are identified and contacted. We believe alternative suppliers can be identified should our current suppliers fail to become Year 2000 compliant.

A committee has been formed to identify current product lines to determine if hardware and software are Year 2000 compliant. We have conducted reviews, using both internal staff and external consultants, to assess our state of Year 2000 readiness. The reviews included reviewing Year 2000 instrumentation testing, critical vendor correspondence, a facility tour, and a questionnaire assessing each operation's readiness. These reviews were completed in July 1999.

The Company's products fall into the following categories:

YEAR 2000 COMPLIANT - the Company has identified several products and made them Year 2000 compliant. We have responded to customers' requests to provide these upgrades and, in some cases, customers can download updated software from our internet web site to make the products Year 2000 compliant.

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

OTHER - there are still several products where the Year 2000 review has not been completed. It is expected the review will be completed during the second quarter of fiscal 2000 ending September 30, 1999. Based on the anticipated results from these reviews, certain products will not be made Year 2000 compliant. However, we do not feel this will be a deterrent from the customer purchasing these instruments because it will only affect the dating information and not the performance of the instrument. There can be no assurance regarding the customers' response to any Year 2000 issues we have yet to identify.

Our Year 2000 compliance program is being carried out with internal staff without significant additional outside expenditures. However, Year 2000 issues have accelerated approximately 10 to 15 percent of our capital purchases by one to two years. During the third quarter, the Company replaced the main IBM AS400 computer system at corporate headquarters with one meeting the requirements of Year 2000. The Company made similar replacements at its domestic subsidiaries during the fourth quarter of fiscal 1999. Foreign subsidiary systems comprise a small portion of the overall system and their systems are currently under review. It is expected this review will be completed by September 1999. The Company estimates that historical and future costs associated with its Year 2000 program will not exceed $200,000 annually for fiscal years 1998 through 2000. Such costs are expensed as incurred. Management does not believe the focus on Year 2000 compliance has caused us to ignore other types of upgrades to any critical systems.

Failure to complete upgrades to existing systems, or third party providers being unable to supply us with inventory, could result in the company being unable to ship certain products. However, management believes the remaining system changes required can be readily implemented well before January 1, 2000 and, therefore, will not subject the Company to significant business risks.

The Company has developed a corporate contingency plan to mitigate possible disruptions in services or business operations. Additional contingency plans will be developed within the operating divisions during the remainder of calendar 1999 and the company will monitor the need for implementing such plans.

In the course of conducting due diligence during the acquisition of ESC, the Company endeavored to ascertain whether or not their products or services, or those of critical suppliers, are Year 2000 ready, and whether or not such suppliers and key customers will be adversely affected by the Year 2000 issue. While ESC has provided information and made representations and warranties regarding Year 2000 readiness, the Company will need to apply its Year 2000 program steps to fully assess Environmental System Corporation Year 2000 readiness.

Market Risk

The Company is exposed to certain market risks related to the $15 million debt incurred to finance the acquisition of Environmental Systems Corporation. The Company has borrowed on a short-term basis with the ability to convert the debt to long-term up to five years.

TSI does not invest in any derivative financial instruments. The Company is also exposed to certain market risks related to fluctuations in foreign exchange rates because some sales transactions, and the assets and liabilities of its foreign subsidiaries, are denominated in foreign currency.

New Accounting Pronouncements

Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), effective in fiscal 2001, establishes new standards for recognizing all derivatives as either assets or liabilities, and measuring those instruments at fair value. At the present time, the Company does not anticipate that SFAS No. 133 will have a material impact on its financial position or results of operations.

PART II.          OTHER INFORMATION

Item 6.           Item 6.   Exhibits and Reports on Form 8-K

                  (a)       Exhibits
                            Exhibit 11 - Computation of Per Share Earnings
                            Exhibit 27 - Financial Data Schedule

                  (b)       Reports on Form 8-K:
                            A report on Form 8-K was filed by the Registrant related to the ESC acquisition during the quarter for which this report is being filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

Registrant:     TSI Incorporated

Date: August 13, 1999                     By:  /s/ James E. Doubles
                                               --------------------
                                               James E. Doubles
                                               Chairman & CEO


Date: August 13, 1999                     By:  /s/ Robert F. Gallagher
                                               -----------------------
                                               Robert F. Gallagher
                                               Vice President & CFO