Form 10-Q
period 1999-09-30
TSI INC /MN/
filed 1999-11-15
CIK 100063

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 10549

                                    Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED SEPTEMBER 30, 1999.

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

Date:  October 28, 1999          Number of Common Shares Outstanding: 11,339,322

                                TSI INCORPORATED

                                    FORM 10-Q
                    For the Quarter Ended September 30, 1999

                                                                          Page
                                                                          ----

PART I                  FINANCIAL INFORMATION                               2

Item 1                  Financial Statements

                              Consolidated Statements of Earnings           3

                              Consolidated Balance Sheets                   4

                              Consolidated Statements of Cash Flows         5

                              Notes to Consolidated Financial Statements   6-8

Item 2                  Management's Discussion and Analysis of Results of

                        Operations and Financial Condition                9-11

PART II                 OTHER INFORMATION                                  13

EXHIBIT 11              Computation of Per Share Earnings                  15

EXHIBIT 99              Stay-in-Place Agreements                          16-30

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)


                                                                THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                   SEPTEMBER 30                     SEPTEMBER 30
                                                              1999             1998            1999             1998
------------------------------------------------------    ------------     ------------    ------------     ------------
Net sales                                                 $ 28,680,358     $ 22,945,742    $ 52,380,394     $ 41,528,814
Cost of products sold                                       13,684,477       10,411,788      24,268,119       18,641,018
------------------------------------------------------    ------------     ------------    ------------     ------------
                               GROSS PROFIT                 14,995,881       12,533,954      28,112,275       22,887,796

Operating expenses
  Research and product development                           2,893,977        2,635,685       5,712,135        5,441,986
  Selling                                                    5,305,825        4,703,280      10,209,620        9,252,373
  Administrative                                             2,294,505        1,779,186       4,195,825        3,261,692
------------------------------------------------------    ------------     ------------    ------------     ------------
                                                            10,494,307        9,118,151      20,117,580       17,956,051
------------------------------------------------------    ------------     ------------    ------------     ------------
                           OPERATING INCOME                  4,501,574        3,415,803       7,994,695        4,931,745

Other income (expense)                                         (42,004)         100,254         150,131          259,262
Proxy contest and related costs                               (344,977)               0        (436,088)               0
------------------------------------------------------    ------------     ------------    ------------     ------------
               EARNINGS BEFORE INCOME TAXES                  4,114,593        3,516,057       7,708,738        5,191,007

Provision for income taxes                                   1,439,000        1,160,000       2,697,000        1,713,000
------------------------------------------------------    ------------     ------------    ------------     ------------
                               NET EARNINGS               $  2,675,593     $  2,356,057    $  5,011,738     $  3,478,007
                                                          ============     ============    ============     ============

BASIC EARNINGS PER COMMON SHARE                           $        .24     $        .21    $        .45     $        .31
------------------------------------------------------    ============     ============    ============     ============
DILUTIVE EARNINGS PER COMMON SHARE                        $        .23     $        .20    $        .44     $        .30
------------------------------------------------------    ============     ============    ============     ============

Weighted average common shares outstanding                  11,293,630       11,385,894      11,238,138       11,398,859
       Dilutive effect of employee stock options and
         purchase awards                                       337,796          167,081         281,864          175,093
                                                          ------------     ------------    ------------     ------------

       Weighted average common shares outstanding
         and dilutive shares                                11,631,426       11,552,975      11,520,002       11,573,952
                                                          ============     ============    ============     ============



See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                SEPTEMBER 30       March 31       September 30
                                                    1999             1999             1998
--------------------------------------------    ------------     ------------     ------------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                     $  3,437,804     $ 13,437,396     $  7,530,169
  Accounts receivable                             23,313,430       14,461,708       18,111,779
  Net assets held for sale                         3,878,506                0                0
  Recoverable income taxes                         2,617,009                0                0
  Prepaid expenses                                   675,997          307,852          335,794
  Inventories
    Finished products                              2,924,708        3,309,948        2,980,320
    Work-in-process                                3,198,985        2,530,098        3,148,620
    Materials and supplies                         9,628,186        9,698,650        9,638,030
--------------------------------------------    ------------     ------------     ------------
                                                  15,751,879       15,538,696       15,766,970
--------------------------------------------    ------------     ------------     ------------
                        TOTAL CURRENT ASSETS      49,674,625       43,745,652       41,744,712

INTANGIBLES AND OTHER ASSETS
  Goodwill                                        16,707,385        4,438,845        3,714,339
  Note receivable                                    464,752          451,981          583,323
  Deferred income tax benefit                        127,661        1,225,246          528,180
  Other assets                                     4,209,472        3,085,388        2,716,289
--------------------------------------------    ------------     ------------     ------------
                                                  21,509,270        9,201,460        7,542,131
PROPERTY, PLANT AND EQUIPMENT
  Land                                               779,278          128,503          128,503
  Buildings                                        6,999,041        3,713,160        3,713,160
  Construction in progress                           434,014           70,396           43,422
  Machinery and equipment                         23,651,342       20,444,388       20,355,763
--------------------------------------------    ------------     ------------     ------------
                                                  31,863,675       24,356,447       24,240,848
  Less allowance for depreciation                 18,432,001       16,335,860       16,165,788
--------------------------------------------    ------------     ------------     ------------
                                                  13,431,674        8,020,587        8,075,060
--------------------------------------------    ------------     ------------     ------------
                                TOTAL ASSETS    $ 84,615,569     $ 60,967,699     $ 57,361,903
                                                ============     ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES

  Notes payable                                 $ 10,000,000     $          0     $          0
  Accounts payable and accrued expenses           12,172,150        5,338,538        4,976,859
  Employee compensation                            3,751,379        4,411,871        3,297,689
  Taxes, other than income taxes                     842,114          472,982          467,266
  Income taxes  payable                              927,724        1,349,827          960,411
  Current portion of long-term debt                  153,333                0                0
--------------------------------------------    ------------     ------------     ------------
                   TOTAL CURRENT LIABILITIES      27,846,700       11,573,218        9,702,225
Long-term debt, less current portion               2,004,465                0                0
--------------------------------------------    ------------     ------------     ------------
                           TOTAL LIABILITIES      29,851,165       11,573,218        9,702,225

SHAREHOLDERS' EQUITY
  Common shares, $.10 par value                    1,132,613        1,115,179        1,134,931
  Additional paid-in capital                      12,472,186       11,408,516       11,372,407
  Retained earnings                               41,431,848       37,094,220       35,223,537
  Equity adjustment from translation                (272,243)        (223,434)         (71,197)
--------------------------------------------    ------------     ------------     ------------
                  TOTAL SHAREHOLDERS' EQUITY      54,764,404       49,394,481       47,659,678
--------------------------------------------    ------------     ------------     ------------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 84,615,569     $ 60,967,699     $ 57,361,903
                                                ============     ============     ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

SIX MONTHS ENDED SEPTEMBER 30                                               1999             1998
----------------------------------------------------------------    ------------     ------------
OPERATING ACTIVITIES
  Net earnings                                                      $  5,011,738     $  3,478,007
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Provision for losses on accounts receivable                          (95,732)          29,923
    Depreciation and amortization of property, plant & equipment       1,143,239          935,161
    Amortization of intangibles                                          337,243          279,253
    Amortization of goodwill                                             374,489          120,564
    Gain on sale of assets                                                19,607            1,514
    Provision for deferred income tax                                  2,600,308          (72,011)
    Changes in operating assets and liabilities:
      Accounts receivable                                             (1,868,578)      (1,633,342)
      Recoverable income taxes                                        (2,617,009)               0
      Prepaid expenses                                                  (122,437)        (112,081)
      Inventories                                                       (892,461)        (250,688)
      Other assets                                                       (74,454)         (67,977)
      Accounts payable and accrued expenses                            1,452,900           52,379
      Employee compensation payable                                     (498,156)        (620,921)
      Taxes, other than income taxes                                     223,113          (52,019)
      Current income taxes payable                                      (209,492)         (68,246)
    Foreign currency translation gain (loss)                             (33,041)         225,453
----------------------------------------------------------------    ------------     ------------
                   NET CASH PROVIDED BY OPERATING ACTIVITIES           4,751,277        2,244,969
----------------------------------------------------------------    ------------     ------------

INVESTING ACTIVITIES
  Additions to property, plant and equipment                            (912,138)        (572,155)
  Proceeds from disposal of property, plant and equipment                  6,267              213
  Purchase of companies, net of cash acquired                        (23,661,105)               0
----------------------------------------------------------------    ------------     ------------
                       NET CASH USED IN INVESTING ACTIVITIES         (24,566,976)        (571,942)
----------------------------------------------------------------    ------------     ------------

FINANCING ACTIVITIES
  Net proceeds from short-term notes                                   9,462,317                0
  Payment on long-term note                                              (38,334)               0
  Proceeds from stock options exercised                                  601,053           96,544
  Proceeds from employee stock purchases                                 480,051                0
  Dividends paid                                                        (674,109)        (684,570)
  Purchases of common stock                                                    0       (2,886,875)
----------------------------------------------------------------    ------------     ------------
       NET CASH PROVIDED BY AND USED IN FINANCING ACTIVITIES           9,830,978       (3,474,901)
----------------------------------------------------------------    ------------     ------------

Effect of exchange rate changes on cash and cash equivalents             (14,871)         (53,466)
----------------------------------------------------------------    ------------     ------------
                       DECREASE IN CASH AND CASH EQUIVALENTS          (9,999,592)      (1,855,340)
----------------------------------------------------------------    ------------     ------------

Cash and cash equivalents at beginning of year                        13,437,396        9,385,509
----------------------------------------------------------------    ------------     ------------
        CASH AND CASH EQUIVALENTS AT END OF SIX MONTH PERIOD        $  3,437,804     $  7,530,169
                                                                    ============     ============

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 1999
                                   (Unaudited)

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

Note 2.                 Earnings Per Share

                        See Exhibit 11, Computation of Per Share Earnings, on page 15 of this document.

Note 3.                 Comprehensive Income

                        Effective fiscal 1999, the Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet, and is effective for the Company's fiscal year ending March 31, 1999. The Company's only item of other comprehensive income is foreign currency translation adjustments. This item is separately displayed in the equity section of the balance sheet. At September 30, comprehensive income, net of tax, differs from net income by the following:

                                                        Increase (Decrease)
                                                        -------------------
                                                     1999                 1998
                                                     ----                 ----

                        Quarter Ended              (110,290)            163,088
                                                   ========            ========

                        Six Months Ended             48,809            (213,282)
                                                   ========            ========


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

Three Months Ended September 30,

                                                      1999            1998
                                                      ----            ----
Net Sales
      Safety, Comfort, and Health             $ 22,918,000    $ 17,129,000
      Productivity and Quality Improvement    $  5,762,000    $  5,817,000
                                              ------------    ------------
                                              $ 28,680,000    $ 22,946,000
                                              ============    ============

Operating Income (Loss)
      Safety, Comfort, and Health             $  4,215,000    $  4,631,000
      Productivity and Quality Improvement    $    287,000    $ (1,215,000)
                                              ------------    ------------
                                              $  4,502,000    $  3,416,000
                                              ============    ============

Six Months Ended September 30,

                                                      1999            1998
                                                      ----            ----
Net Sales
      Safety, Comfort, and Health             $ 41,815,000    $ 30,831,000
      Productivity and Quality Improvement    $ 10,565,000    $ 10,698,000
                                              ------------    ------------
                                              $ 52,380,000    $ 41,529,000
                                              ============    ============

Operating Income (Loss)
      Safety, Comfort, and Health             $  7,718,000    $  7,243,000
      Productivity and Quality Improvement    $    277,000    $ (2,311,000)
                                              ------------    ------------
                                              $  7,995,000    $  4,932,000
                                              ============    ============


Note 5.                 Proxy Contest and Related Expenses

                        A shareholder made an unsolicited bid for the Company that was rejected by the Company's Board of Directors. The shareholder then initiated a proxy contest to elect an alternate slate to the Company's Board of Directors rather than the incumbents up for re-election as recommended by the Company. In addition, the shareholder's proxy sought changes to the Company's articles and bylaws making it easier for a change of control to occur without the approval of the Company's Board. The Company hired public relations professionals, attorneys, investment bankers, and a proxy solicitor to assist it in its efforts to oppose the shareholder's proxy, which was ultimately defeated. In addition, the Company continues to use these advisors to help review strategic alternatives, including seeking offers of higher value. Costs associated with these advisors have been recorded as incurred and have been reported as a separate line on the consolidated statement of earnings.

Note 6.                 Acquisition of Environmental Systems Corporation

                        Effective June 1, 1999, the Company acquired the stock of Environmental Systems Corporation of Knoxville, Tennessee. Environmental Systems Corporation specializes in technology-based products and services relating to environmental monitoring, power production and waste management. The acquisition was accounted for by the purchase method of accounting. The acquisition price of $25 million was paid in cash. To finance the acquisition, the Company used its existing cash along with bank financing of $15 million made available under its line of credit. The initial debt is short-term with the ability to extend the term for periods not to exceed five years. The debt was paid off on October 1, 1999 using cash from operations and the proceeds from the Handar sale (see Note 7). The Company filed a Form 8-K with pro forma fiscal 1999 financial statements reflecting the acquisition.

Note 7.                 Subsequent Event

                        Effective October 1, 1999, the Company sold the net assets of its wholly owned subsidiary, Handar to an independent third party for $12,469,000. Of the total, $11,200,000 was paid in cash, with the remaining $1,269,000 held in escrow to be paid in two installments of $634,500 on the first two anniversaries of the sale. The Company will record a pre-tax gain on the sale of $8,590,000 in the quarter ended December 31, 1999.

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

Acquisition of Environmental Systems Corporation

Effective June 1, 1999, the Company acquired Environmental Systems Corporation
(ESC) of Knoxville, Tennessee for approximately $25 million in cash. Since ESC's operations represent approximately 20 to 25 percent of the Company's total business, ESC's impact, where significant, has been noted below in order to present a more meaningful comparison between periods.

Results of Operations

Following is a quarterly sales breakdown by segment:


                                              Second Quarter
                                              --------------       Percent
                                           1999           1998      Change
                                           ----           ----      ------
Safety, Comfort, and Health             $22,918,000    $17,129,000    34%
Productivity and Quality Improvement      5,762,000      5,817,000    (1)
                                        -----------    -----------    ---
                                         28,680,000     22,946,000    25
                                        ===========    ===========    ===

The increase in sales was due to the June 1, 1999 acquisition of Environmental Systems Corporation (ESC). For the quarter, excluding ESC, sales were essentially flat with the prior year. Year-to-date sales have increased $10,852,000 or 26%. Excluding ESC, year-to-date sales have increased 6.8%. This increase is mostly attributable to increased demand for particle research instruments.

Sales to U.S. and state government agencies, including defense, shown as a percent of total sales, were:

                          September 30,
                       1999           1998
                       ----           ----
Quarter                 21%            25%
Year-to-date            23%            23%

While the government percentage to total sales is high, the Company sells many different products to a very diverse range of government agencies. Consequently, government sales during the past several years have been quite stable as a percentage of total sales. We consider the current percentages to be within the normal range.

International sales rose $1,173,000 or 18 percent for the quarter compared with last year. ESC accounted for $925,000 of the increase with the remainder attributable to various other safety, comfort, and health products. Year-to-date international sales were $3,807,000 above the prior year. This was primarily due to three factors: (1) the addition of ESC, (2) strong sales of particle research products, and (3) sales of process instruments to the metals industry.

Order bookings were as follows:


                          Second Quarter            Percent
                          --------------            -------
                       1999            1998         Change
                       ----            ----         ------
Quarter             $30,604,000     $21,651,000       41%
Year-to-date        $51,488,000     $39,271,000       31%

Excluding ESC and Handar (which was sold October 1, 1999) we saw a 12% increase in incoming orders for the quarter and 14% year-to-date. Orders were particularly strong for (1) particle research instruments, and (2) flowmeters sold to the medical industry. Both are within our safety, comfort, and health area.

For the six-months ended September 30, 1999 and 1998, Handar had sales of $3,885,000 and $4,278,000, respectively. For the same six-month periods, Handar had bookings of $4,122,000 and $5,127,000 in 1999 and 1998, respectively. These are included in the Company's consolidated financial results. For all of fiscal year 1999, Handar had sales of $9,186,000 and bookings of $7,992,000.

Gross profit has ranged between 55.6% and 56.0% over the last three fiscal years. For the quarter it was 52.3%, and 53.7% for the six-months. The lower percentages are due to the acquisition of ESC. ESC's business includes air monitoring systems with a heavy buy/resell component. In addition, ESC does environmental consulting which is more labor intensive than the Company's traditional instrument sales. Consequently, we anticipate the Company's gross margin for the remainder of the current year will be closer to the current quarter's level than historical levels. This will, however, be somewhat dependent on product mix.

Research and development costs dropped to 10.1% of sales for the quarter, bringing the year-to-date costs to 10.9% of sales. The Company continues its commitment to growth through development of new technologies and products. Again, these percentages are impacted by the ESC business, which is not as reliant on research and product development spending. Excluding ESC, research and development expenses were near the low end of the historical range. For all of fiscal 2000, research and development expenses are expected to be between 10% and 11% of sales.

For the last three years, selling expenses have ranged between 21.6% and 23.3% of sales. Selling expenses were 18.5% of net sales for the second quarter compared to 20.5% last year. For the first six months of fiscal 2000, selling expenses were 19.5% compared to 22.3% a year ago. Excluding ESC, selling expenses were near the low end of the historical range. For all of fiscal 2000, we would expect selling expenses to be between 18.5% and 20% of sales.

Administrative expenses were 8.0% of sales for the quarter compared to 7.8% last year. For the first six months of fiscal 2000, administrative expenses were 8.0% compared to 7.9% in fiscal 1999. The

Company expects administrative costs to continue within our normal operating range between 7 and 8 percent for the rest of the year.

Other income varies depending on foreign currency fluctuations, interest rates and invested cash balances and borrowing levels. The first half of fiscal 2000 included significant interest expense related to borrowings made to acquire ESC. Fiscal 1999 did not include any borrowings.

Income taxes represent 35% of pre-tax income this year compared to 33% last year. The increase in the fiscal 2000 tax rate is primarily due to the intangible assets from the ESC acquisition. The intangibles are permanent differences and not deductible for tax purposes. We would expect the rate for the rest of the year to be 34% to 36% exclusive of the Handar gain, depending on our international sales level and the benefit the Company receives from its foreign tax credit. We expect to recognize an effective tax rate of between 41 and 43 percent on the Handar gain.

Liquidity and Capital Resources

TSI's cash decreased $10,000,000 since March 31, 1999. As shown on the statement of cash flows, the Company generated $4,751,000 of cash from operating activities offset primarily by $912,000 in capital expenditures, and $674,000 in dividends, and cash paid to acquire ESC. The Company had net short-term borrowings of $9,462,000 primarily used to fund the ESC acquisition. At September 30, 1999, the Company had $3,438,000 cash on hand and believes operations will continue to generate sufficient cash to fund current operating needs. Additionally, on October 1, 1999 the Company used the proceeds from the sale of the net assets of its Handar subsidiary to pay-off its bank line of credit. The Company believes it has sufficient borrowing capacity should the need arise.


Year 2000 Conversion

The Company has reviewed and modified critical information technology ("IT") business systems and believe these systems are Year 2000 compliant. We have tested all major systems and they are compliant. While there may be some unidentified problems, we do not expect any issues that would represent significant business risk.

The Company has also identified all non-IT systems and tested systems considered to be critical to the business. Certain of these systems required updating and the Company has made substantially all the updates.

An initial list of key third party providers was made and direct discussions have been held in order to determine their state of Year 2000 readiness. Most critical vendors have indicated they will be Year 2000 compliant at various points during calendar 1999 and we will not have a stoppage in the flow of critical goods or services. The Company has extended the number of vendors identified to insure vendors significant to our business were identified and contacted. No problems have been found that we believe represent significant business risk. We believe alternative suppliers can be identified should our current suppliers fail to become Year 2000 compliant.

A committee was formed to study current product lines to determine if hardware and software are Year 2000 compliant. We have conducted reviews, using both internal staff and external consultants, to assess our state of Year 2000 readiness. The reviews included reviewing Year 2000 instrumentation testing, critical vendor correspondence, a facility tour, and a questionnaire assessing each operation's readiness. These reviews were completed in July 1999.

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

OTHER - there are still some products where the Year 2000 review has not been completed. It is expected the remaining reviews will be completed before the end of calendar 1999. It is anticipated any products not tested to this point will not be made Year 2000 compliant. However, we do not feel this will be a deterrent from the customer purchasing these instruments because it will only affect the dating information and not the performance of the instrument. There can be no assurance regarding the customers' response to any Year 2000 issues we have yet to identify.

Our Year 2000 compliance program is being carried out with internal staff without significant additional outside expenditures. However, Year 2000 issues have accelerated approximately 10 to 15 percent of our capital purchases by one to two years. For example, during the third quarter of fiscal 1999, the Company replaced the main IBM AS400 computer system at corporate headquarters with one meeting the requirements of Year 2000. Additionally, the Company made similar replacements at its domestic subsidiaries during the fourth quarter of fiscal 1999. Foreign subsidiary systems comprise a small portion of the overall system and their systems are currently under review. It is expected this review will be completed by early December 1999. The Company estimates that historical and future costs associated with its Year 2000 program will not exceed $200,000 annually for fiscal years 1998 through 2000. Such costs are expensed as incurred. Management does not believe the focus on Year 2000 compliance has caused us to ignore other types of upgrades to any critical systems.

Failure to complete upgrades to existing systems, or third party providers being unable to supply us with inventory, could result in the company being unable to ship certain products. However, management believes the remaining system changes required can be readily implemented well before January 1, 2000 and, therefore, will not subject the Company to significant business risks.

The Company has developed a corporate contingency plan to mitigate possible disruptions in services or business operations. Additional contingency plans will be developed within the operating units during the remainder of calendar 1999 and the company will monitor the need for implementing such plans.

PART II.       OTHER INFORMATION

Item 6.        Item 6. Exhibits and Reports on Form 8-K

               (a)      Exhibits
                        Exhibit 11 - Computation of Per Share Earnings
                        Exhibit 27 - Financial Data Schedule
                        Exhibit 99 - Stay-in-Place Agreements

               (b)      Reports on Form 8-K:
                        No reports on Form 8-K have been filed by the Registrant during the quarter for which this report is being filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

Registrant:     TSI Incorporated

Date:  November 15, 1999                        By: /s/ James E. Doubles
                                                       -------------------------
                                                       James E. Doubles
                                                       President & CEO


Date:  November 15, 1999                        By: /s/ Robert F. Gallagher
                                                       -------------------------
                                                       Robert F. Gallagher
                                                       Vice President & CFO