Form 10-Q
period 1999-12-31
TSI INC /MN/
filed 2000-02-14
CIK 100063

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 10549

                                    Form 10-Q

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR QUARTER ENDED DECEMBER 31, 1999.

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

Date:  February 1, 2000         Number of Common Shares Outstanding:  11,363,844

                                TSI INCORPORATED

                                    FORM 10-Q
                     For the Quarter Ended December 31, 1999

                                                                           Page
                                                                           ----

PART I.        FINANCIAL INFORMATION

Item 1.        Financial Statements

                     Consolidated Statements of Earnings                     3

                     Consolidated Balance Sheets                             4

                     Consolidated Statements of Cash Flows                   5

                     Notes to Consolidated Financial Statements            6-8

Item 2.        Management's Discussion and Analysis of Results of
               Financial Condition and Results of Operations               9-13

PART II.       OTHER INFORMATION                                            14

EXHIBIT 11     Computation of Per Share Earnings                            16

CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited)


                                                                 THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                    DECEMBER 31                     DECEMBER 31
                                                                  1999             1998            1999             1998
-------------------------------------------------------- ----------------- --------------- ---------------- ------------
Net sales                                                 $ 29,503,833     $ 22,344,082    $ 81,884,227     $ 63,872,896
Cost of products sold                                       14,065,908        9,597,981      38,334,027       28,238,999
-------------------------------------------------------- ----------------- --------------- ---------------- ------------
                                          GROSS PROFIT      15,437,925       12,746,101      43,550,200       35,633,897

Operating expenses
  Research and product development                           2,519,546        2,629,654       8,231,681        8,071,640
  Selling                                                    5,332,160        5,499,211      15,541,780       14,751,584
  Administrative                                             2,470,035        1,858,057       6,665,860        5,119,749
-------------------------------------------------------- ----------------- --------------- ---------------- ------------
                                                            10,321,741        9,986,922      30,439,321       27,942,973
-------------------------------------------------------- ----------------- --------------- ---------------- ------------
                                      OPERATING INCOME       5,116,184        2,759,179      13,110,879        7,690,924


Gain on sale of subsidiary                                   8,197,784                0       8,197,784                0
Other income                                                   118,480           97,052         268,611          356,314
Proxy contest and related costs                               (104,898)               0        (540,986)               0
-------------------------------------------------------- ----------------- --------------- ---------------- ------------
                          EARNINGS BEFORE INCOME TAXES      13,327,550        2,856,231      21,036,288        8,047,238

Provision for income taxes                                   5,347,000          943,000       8,044,000        2,656,000
-------------------------------------------------------- ----------------- --------------- ---------------- ------------
                                          NET EARNINGS    $  7,980,550     $  1,913,231    $ 12,992,288     $  5,391,238
                                                         ================= =============== ================ ============

BASIC EARNINGS PER COMMON SHARE                           $        .70     $        .17    $       1.15     $        .47
-------------------------------------------------------- ----------------- --------------- ---------------- ------------
DILUTIVE EARNINGS PER COMMON SHARE                        $        .69     $        .17    $       1.13     $        .47
-------------------------------------------------------- ================= =============== ================ ============

Weighted average shares outstanding                         11,335,545       11,263,270      11,270,736       11,353,498
                                                         ================= =============== ================ ============

Weighted average shares outstanding
and dilutive shares                                         11,588,927       11,424,323      11,545,047       11,523,900
                                                         ================= =============== ================ ============


See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                                           DECEMBER 31       March 31     December 31
                                                                              1999             1999           1998
----------------------------------------------------------------------- ---------------- ---------------- ------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                             $  9,886,966     $ 13,437,396     $ 10,495,427
  Accounts receivable                                                     25,085,525       14,461,708       14,553,553
  Recoverable income taxes                                                 2,692,255                0                0
  Prepaid expenses                                                           670,814          307,852          375,608
  Inventories
    Finished products                                                      2,854,778        3,309,948        3,010,314
    Work-in-process                                                        3,214,035        2,530,098        3,121,402
    Materials and supplies                                                 9,148,181        9,698,650       10,071,915
----------------------------------------------------------------------- ---------------- ---------------- ------------
                                                                          15,216,994       15,538,696       16,203,631
----------------------------------------------------------------------- ---------------- ---------------- ------------
                                                TOTAL CURRENT ASSETS      53,552,554       43,745,652       41,628,219

INTANGIBLES AND OTHER ASSETS
  Goodwill                                                                16,533,619        4,438,845        4,491,091
  Note receivable                                                            614,742          451,981          511,780
  Deferred income tax benefit                                                 28,113        1,225,246          946,848
  Other assets                                                             4,688,588        3,085,388        3,108,305
----------------------------------------------------------------------- ---------------- ---------------- ------------
                                                                          21,865,062        9,201,460        9,058,024
PROPERTY, PLANT AND EQUIPMENT
  Land                                                                       779,278          128,503          128,503
  Buildings                                                                7,122,169        3,713,160        3,713,160
  Construction in progress                                                   633,517           70,396          193,037
  Machinery and equipment                                                 23,510,356       20,444,388       20,824,596
----------------------------------------------------------------------- ---------------- ---------------- ------------
                                                                          32,045,320       24,356,447       24,859,296
  Less allowance for depreciation                                         18,443,448       16,335,860       16,857,100
----------------------------------------------------------------------- ---------------- ---------------- ------------
                                                                          13,601,872        8,020,587        8,002,196
----------------------------------------------------------------------- ---------------- ---------------- ------------
                                                        TOTAL ASSETS    $ 89,019,488     $ 60,967,699     $ 58,688,439
                                                                        ================ ================ ============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                 $  7,164,919     $  5,338,538     $  5,741,847
  Advance billings                                                         7,040,794                0                0
  Employee compensation                                                    4,638,972        4,411,871        3,640,894
  Taxes, other than income taxes                                             779,057          472,982          317,370
  Income taxes payable                                                     4,847,377        1,349,827          581,966
  Current portion of long-term liabilities                                   153,333                0                0
----------------------------------------------------------------------- ---------------- ---------------- ------------
                                           TOTAL CURRENT LIABILITIES      24,624,452       11,573,218       10,282,077
  Long-term liabilities, less current portion                              1,966,132                0                0
----------------------------------------------------------------------- ---------------- ---------------- ------------
                                                   TOTAL LIABILITIES      26,590,584       11,573,218       10,282,077

SHAREHOLDERS' EQUITY
  Common shares, $.10 par value                                            1,135,764        1,115,179        1,123,448
  Additional paid-in capital                                              12,676,283       11,408,516       11,327,504
  Retained earnings                                                       49,073,119       37,094,220       35,896,150
  Accumulated comprehensive income                                          (456,262)        (223,434)          59,260
----------------------------------------------------------------------- ---------------- ---------------- ------------
                                          TOTAL SHAREHOLDERS' EQUITY      62,428,904       49,394,481       48,406,362
----------------------------------------------------------------------- ---------------- ---------------- ------------
                          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $ 89,019,488     $ 60,967,699     $ 58,688,439
                                                                        ================ ================ ============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

NINE MONTHS ENDED DECEMBER 31                                                                         1999             1998
------------------------------------------------------------------------------------------ --------------- ----------------
OPERATING ACTIVITIES
  Net earnings                                                                                $ 12,992,288     $  5,391,238
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Gain on sale of subsidiary                                                                  (8,197,784)               0
    Provision for losses on accounts receivable                                                    (67,761)          48,944
    Depreciation of property, plant & equipment                                                  1,739,859        1,425,576
    Amortization of intangibles                                                                    543,235          311,532
    Amortization of goodwill                                                                       610,370          192,795
    Loss on sale of assets                                                                          43,136           76,999
    Provision for deferred income tax                                                            2,699,856          (72,011)
    Changes in operating assets and liabilities:
      Accounts receivable                                                                       (3,668,644)       2,210,362
      Recoverable income taxes                                                                  (2,692,255)               0
      Prepaid expenses                                                                            (117,254)        (123,812)
      Inventories                                                                                 (357,576)        (131,752)
      Other assets                                                                                (356,926)         (33,154)
      Accounts payable and accrued expenses                                                     (3,554,331)        (319,950)
      Advance billings                                                                           7,040,794                0
      Employee compensation payable                                                                389,437         (419,883)
      Taxes, other than income taxes                                                               160,056         (200,792)
      Current income taxes payable                                                               3,710,161         (446,691)
      Foreign currency translation (gain) loss                                                    (263,996)         376,291
------------------------------------------------------------------------------------------ --------------- ----------------
                                                 NET CASH PROVIDED BY OPERATING ACTIVITIES      10,652,665        8,285,692
------------------------------------------------------------------------------------------ --------------- ----------------

INVESTING ACTIVITIES
  Additions to property, plant and equipment                                                    (1,736,517)        (916,688)
  Proceeds from disposal of property, plant and equipment                                           13,040            2,703
  Proceeds from sale of subsidiary                                                              11,461,549                0
  Purchase of companies, net of cash acquired                                                  (23,661,105)      (1,417,613)
------------------------------------------------------------------------------------------ --------------- ----------------
                                                     NET CASH USED IN INVESTING ACTIVITIES     (13,923,033)      (2,331,598)
------------------------------------------------------------------------------------------ --------------- ----------------

FINANCING ACTIVITIES
  Net proceeds from short-term notes                                                              (537,683)               0
  Payment on long-term note                                                                        (76,667)               0
  Proceeds from stock options exercised                                                            808,302          193,363
  Proceeds from employee stock purchases                                                           480,051                0
  Dividends paid                                                                                (1,013,389)      (1,023,271)
  Purchases of common stock                                                                              0       (3,942,000)
------------------------------------------------------------------------------------------ --------------- ----------------
                                                     NET CASH USED IN FINANCING ACTIVITIES        (339,386)      (4,771,908)
------------------------------------------------------------------------------------------ --------------- ----------------

Effect of exchange rate changes on cash and cash equivalents                                        59,324          (72,268)
------------------------------------------------------------------------------------------ --------------- ----------------
                                          (DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS      (3,550,430)       1,109,918
------------------------------------------------------------------------------------------ --------------- ----------------

Cash and cash equivalents at beginning of period                                                13,437,396        9,385,509
------------------------------------------------------------------------------------------ --------------- ----------------
                                     CASH AND CASH EQUIVALENTS AT END OF NINE MONTH PERIOD $     9,886,966 $     10,495,427
                                                                                           =============== ================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999
                                   (Unaudited)

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

Note 2.                 Earnings Per Share

                        See Exhibit 11, Computation of Per Share Earnings, on page 16 of this document.

Note 3.                 Comprehensive Income

                        The Company has adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income". This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of the balance sheet. The Company's only item of other comprehensive income is foreign currency translation adjustments. This item is separately displayed in the equity section of the balance sheet. Comprehensive income, net of tax, differs from net income by the following:

                                                             Increase (Decrease)
                                                             -------------------
                                                                1999        1998
                                                                ----        ----

                        Three Months Ended December 31    ($119,600)    $ 87,400

                        Nine Months Ended December 31     ($151,300)    $230,300

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

Three Months Ended December 31,

                                                           1999           1998
                                                           ----           ----
Net Sales
            Safety, Comfort, and Health            $ 22,981,000   $ 17,214,000
            Productivity and Quality Improvement      6,523,000      5,130,000
                                                   ------------   ------------
                                                   $ 29,504,000   $ 22,344,000
                                                   ============   ============

Operating Income (Loss)
            Safety, Comfort, and Health            $  4,421,000   $  3,104,000
            Productivity and Quality Improvement        695,000       (345,000)
                                                   ------------   ------------
                                                   $  5,116,000   $  2,759,000
                                                   ============   ============

Nine Months Ended December 31,
                                                           1999           1998
                                                           ----           ----
Net Sales
            Safety, Comfort, and Health            $ 64,795,000   $ 48,045,000
            Productivity and Quality Improvement     17,089,000     15,828,000
                                                   ------------   ------------
                                                   $ 81,884,000   $ 63,873,000
                                                   ============   ============

Operating Income (Loss)
            Safety, Comfort, and Health            $ 12,139,000   $ 10,348,000
            Productivity and Quality Improvement        972,000     (2,657,000)
                                                   ------------   ------------
                                                   $ 13,111,000   $  7,691,000
                                                   ============   ============

Note 5.                 Proxy Contest and Related Costs

                        During the nine months ended December 31, 1999, the Company hired public relations professionals, attorneys, investment bankers, and a proxy solicitor to assist it in its efforts to oppose a shareholder's proxy and to seek ways to enhance shareholder value. These efforts resulted in the Board of Directors recommending the sale of the Company (see Note 8). Costs associated with these advisors have been recorded as incurred and have been reported as a separate line on the consolidated statement of earnings.


Note 6.                 Acquisition of Environmental Systems Corporation

                        Effective June 1, 1999, the Company acquired the stock of Environmental Systems Corporation of Knoxville, Tennessee. Environmental Systems Corporation specializes in technology-based products and services relating to environmental monitoring, power production and waste management. ESC often has significant advance billings to customers prior to recognizing the revenue. The acquisition was accounted for by the purchase method of accounting. The acquisition price of $25 million was paid in cash. To finance the acquisition, the Company used its existing cash along with bank financing of $15 million made available under its line of credit. The initial debt was short-term with the ability to extend the term for periods not to exceed five years. The debt was paid off on October 1, 1999 using cash from operations and the proceeds from the Handar sale (see Note 7). The Company filed a Form 8-K with pro forma fiscal 1999 financial statements reflecting the acquisition.

Note 7.                 Divestiture of Handar

                        Effective October 1, 1999, the Company sold the net assets of its wholly owned subsidiary, Handar, a meteorological and hydrological instrument manufacturer, to an independent third party for $12,077,000. Of the total, $10,847,000 was paid in cash, with the remaining $1,230,000 held in escrow to be paid in two installments of $615,000 on the first two anniversaries of the sale. The Company recorded an after-tax gain of approximately $4.7 million from the sale for the current quarter. The Company filed a Form 8-K reflecting the divestiture.

Note 8.                 Subsequent Event

                        On January 10, 2000, the Company announced that its Board of Directors had unanimously approved a $15.25-per-share cash transaction in which TSI will be acquired by an industrial investment group. The transaction is subject to various conditions, including shareholder approval. The transaction would have a total value of approximately $180 million. The Company will continue to be called TSI Incorporated and none of its assets will be sold to fund the transaction. Following the merger, the capital stock of the Company will no longer be publicly traded.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

From time to time, in written and oral statements, TSI Incorporated discusses expectations regarding its future performance, including such things as sales and expense trends, global economic issues, and future order potentials. These "forward-looking statements" are based on currently available competitive, financial and economic data and the Company's operating plans. They are inherently uncertain, and investors must recognize that events could turn out to be significantly different from expectations.

Merger

On January 10, 2000, the Company announced that its board of directors unanimously approved a $15.25-per-share cash transaction in which TSI will be acquired by JJF Acquisition, Inc., a Minneapolis-based industrial investment group headed by John J. Fauth. The transaction would have a total value of approximately $180 million and will result in TSI becoming privately held. The transaction is subject to various conditions, including shareholder approval. The company will send proxy materials to all shareholders concerning a special shareholders' meeting expected to be held in late April to consider the merger.

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

Divestiture of Handar

Effective October 1, 1999, the Company sold the assets of its Handar subsidiary to the U.S. subsidiary of Vaisala Oyj, headquartered in Helsinki, Finland. The $12.1 million transaction is included in the Company's fiscal third quarter. The Company realized an after-tax gain of approximately $4.7 million from the sale. For the fiscal year ended March 31, 1999, Handar had sales of $9.2 million and for the six months ended September 30, 1999, had sales of $4.1 million.

Results of Operations

Quarterly sales rose $7,160,000 or 32 percent when compared to the prior year. Following is a quarterly sales breakdown:
                                                                     Percent
                                                  Third Quarter       Change
                                               1999           1998
                                               ----           ----
Safety, Comfort and Health              $22,981,000    $17,214,000       34
Productivity and Quality Improvement      6,523,000      5,130,000       27
                                          ---------      ---------       --
                                        $29,504,000    $22,344,000       32%
                                        ===========    ===========       ===

The increase in sales for our Safety, Comfort and Health instruments was due to the acquisition of ESC effective June 1, 1999. This was somewhat offset by weaker demand for the PORTACOUNT(R) respirator fit tester, which had benefited from changes in OSHA regulations in 1998. Sales of meteorological instrumentation also declined with the sale of Handar effective October 1, 1999.

Within the Productivity and Quality Improvement area, the Company experienced strengthened demand in sales of research products sold into this market. It also benefited from a small German-based acquisition effective in June 1999 selling process control instruments to the metals industry.

Following is a nine-month sales breakdown:

                                                 Nine Months
                                                    Ended                Percent
                                                 December 31,             Change
                                               1999           1998
                                               ----           ----
Safety, Comfort and Health              $64,795,000    $48,045,000           35
Productivity and Quality Improvement     17,089,000     15,828,000            8
                                         ----------     ----------           ---
                                        $81,884,000    $63,873,000           28%
                                        ===========    ===========           ===


The increase in Safety, Comfort and Health instruments sales during the nine months ended December 31, 1999 was primarily due to the acquisition of ESC effective June 1, 1999. Exclusive of the acquisition, sales in this area increased 3 percent compared with the same year-ago period. The Company saw a weakening in demand in the PORTACOUNT(R) respirator fit tester, which had benefited from changes in OSHA regulations in 1998. Sales of meteorological instrumentation also declined with the sale of Handar effective October 1, 1999. Stronger demand for the Company's flow sensors and research products for submicron particles and biodetection equipment used for rapid detection of airborne bacteria offset these declines.

The increases in sales of Productivity and Quality Improvement instruments resulted from shipping some of the March 31, 1999 backlog of our research instruments sold into this market. It also benefited from a small German-based acquisition effective in June 1999 selling process control instruments to the metals industry.

Sales to U.S. and state government agencies, including defense, shown as a percent of total sales, were:

                                                       December 31,
                                                 1999                 1998
                                                 ----                 ----
Quarter                                           14%                  20%
Year-to-date                                      19%                  22%

The decline in the period-to-period percentage is attributable to the sale of Handar effective October 1, 1999. Historically, well over half of the sales of Handar meteorological equipment were to government customers. While the government percentage to total sales is high, the Company sells many different products to a very diverse range of government agencies. Consequently, government sales during the past several years have been quite stable as a percentage of total sales prior to the sale of Handar. After taking into consideration the sale of Handar, we believe the percentages for the periods ended December 31, 1999 to be in the normal range of our ongoing business.

International sales increased $2,623,000 or 37 percent for the quarter compared with last year. The increase is attributable to stronger demand across most all product lines except for meteorological instruments, due to the sale of Handar, and research instruments sold into the productivity and quality improvement market. Year-to-date international sales are $6,430,000 or 35 percent above the prior year. The nine-month increase was attributable to the same reasons as the three-month increase.

Order bookings were as follows:

                          Third Quarter        Percent
                                                Change
                       1999           1998
                       ----           ----
Quarter         $32,189,000    $27,495,000         17%
Year-to-date    $83,677,000    $66,766,000         25%

For the FY00 third quarter, the increase in order bookings compared with the same year-ago period, was primarily due to the acquisition of ESC, partially offset by the sale of Handar. For the nine-month comparison, both the acquisition of ESC and sale of Handar had an impact. Additionally, the nine-month period saw a 7 percent order increase in the Company's previously existing businesses, excluding Handar. This increase was across both of the Company's market segments.

The Company's backlog of orders was $38.4 million at December 31, 1999 compared with $25.6 million at December 31, 1998. The increase was primarily due to the acquisition of ESC which represents $18.5 million of the December 31, 1999 backlog. This was offset by reductions from the sale of Handar, representing $1.9 million of the December 31, 1998 backlog, and a $3.5 million lower backlog for the Company's Ultraviolet Aerodynamic Particle Sizer(R) Spectrometer sold to the U.S. military.

Gross profit has ranged between 55.7 and 56.5 percent over the last three fiscal years. For the quarter it was 52.0 percent, and 53.2 percent for the nine-months. The lower percentages are due to the acquisition of ESC. ESC's business includes air monitoring systems with a heavy buy/resell component. In addition, ESC does environmental consulting which is more labor intensive than the Company's traditional instrument sales. Therefore, we expect the Company's gross margin for the remainder of the current year to be similar to this quarter's level. Our gross profit percentage does, however, vary slightly depending on the product mix.

Research and development costs were 8.5 percent of sales for the quarter, bringing the year-to-date costs to 10.0 percent of sales. This compares to a historical range between 13.0 and 15.0 percent. The Company continues its commitment to growth through development of new technologies and products. Again, these lower percentages are primarily a result of ESC's business, which is not reliant on research and product development expenditures. For all of fiscal 2000, research and development expenses are expected to be similar to the year-to-date percentage.

For the last three years, selling expenses have ranged between 21.7 and 22.8 percent of sales. Selling expenses were 18.1 percent of net sales for the third quarter compared to 24.6 percent last year. For the nine months, selling expenses were 19.0 percent compared to 23.1 percent for the same year-ago period. The quarter-to-quarter percentage can vary depending on the overall sales volume and such things as sales channels, timing of trade shows, advertising, etc. Again, for the nine-months ended December 31, 1999, the percentages are influenced by the acquisition of ESC, which has lower selling expenses as a percent of sales than the Company as a whole. For all of fiscal 2000, we expect selling expenses to be between 18.5 and 19.0 percent.

Administrative expenses were 8.4 percent of sales for the quarter compared to
8.3 percent last year. For the first nine months of fiscal 2000 and 1999, administrative expenses were 8.1 and 8.0 percent, respectively. The Company expects administrative costs to continue within our normal operating range between 7 and 9 percent for the rest of the year.

Other income will typically fluctuate depending on foreign currency fluctuations, interest rates, invested cash balances and borrowing levels. The December 31, 1999 period includes an $8,198,000 pre-tax gain from the sale of the Company's Handar subsidiary.

Income taxes represent 40.1 percent of pre-tax income for the quarter and 38.2 percent for the nine-month period ended December 31, 1999. This compares to 33.0 percent for the same year-ago periods. The December 31, 1999 effective rate increase was primarily due to a higher recorded effective rate on the Handar gain and because of the non-deductible goodwill associated with the ESC acquisition. The fiscal 2000 effective tax rate is expected to be approximately 38 to 39 percent of pretax earnings, assuming no significant changes in the tax laws.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $3,550,000 during the nine-months ended December 31, 1999. A major factor in the decrease was the $23,661,000 million spent on acquisitions and $1,737,000 on additions to property, plant and equipment. These were partially offset by $10,653,000 of cash generated from operations and $11,462,000 of gross proceeds from the Handar sale.

With the acquisition of Environmental Systems in May 1999, TSI increased its bank credit available to $21 million. If the merger with JJF Acquisition, Inc. is not approved, management believes internally generated funds and the additional credit facility will provide adequate resources to support operations through fiscal 2001.

Year 2000 Conversion

The Company is not aware of any customers experiencing significant equipment or systems problems related to the rollover to the Year 2000. Also, the Company did not experience any significant problems related to the Year 2000 with any of our internal equipment or systems. Our Year 2000 program has been carried out with internal staff without significant outside expenditures. The Company estimates that historical and future costs associated with its Year 2000 program will not exceed $200,000 annually for fiscal years 1998 through 2000. Such costs are expensed as incurred. We will continue to monitor for possible problems, but do not expect any significant business risks.

Forward-Looking Statements

The Company believes that this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that are subject to certain risks and uncertainties.

Forward-looking statements represent the Company's expectations or beliefs concerning future events, including the following: any statements regarding future sales and gross profit percentages, any statements regarding the continuation of historical trends, any statements regarding the sufficiency of the Company's cash balances and cash generated from operating and financing activities for the Company's future liquidity and capital resource needs, any statements regarding the effect of regulatory changes, the success of development and enhancement of the Company's products, the adequacy of the Company's facilities, potential acquisitions, and any statements regarding the future of the instrumentation industry and the various parts of the instrumentation markets in which the Company conducts its business. The Company cautions that any forward-looking statements made by the Company in this report or in other announcements made by the Company are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including, without limitations, the factors set forth on Exhibit 99 to the Company's report on Form 10K for the fiscal year ended March 31, 1999.

PART II.          OTHER INFORMATION

Item 6.           Item 6.       Exhibits and Reports on Form 8-K

                  (a)           Exhibits
                                Exhibit 11 - Computation of Per Share Earnings
                                Exhibit 27 - Financial Data Schedule

                  (b)           Reports on Form 8-K:
                                A report on Form 8-K was filed by the
                                Registrant relating to the Handar
                                divestiture during the quarter for which this report is being filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf of the undersigned thereunto duly authorized.

Registrant:     TSI Incorporated

Date:  February 11, 2000                By: /s/ James E. Doubles
                                        ------------------------
                                            James E. Doubles
                                            President & CEO


Date:  February 11, 2000                By: /s/ Robert F. Gallagher
                                        ---------------------------
                                            Robert F. Gallagher
                                            Vice President & CFO